Form 10-Q
period 1999-12-31
INFONET SERVICES CORP
filed 2000-02-14
CIK 1096512

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
  (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from            to

                       Commission file number 333-88799

                               ----------------

                         INFONET SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                       95-4148675
       (State or other jurisdiction of                        I.R.S. Employer
       incorporation or organization)                        Identification No.)

                2160 East Grand Avenue, El Segundo, California
                   (Address of principal executive offices)

                                  90245-1022
                                  (Zip Code)

                                (310) 335-2600
             (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of February 10, 2000, the registrant had the following number of shares outstanding:

       Class A common stock  167,403,358 shares
       Class B common stock  302,633,472 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I:
ITEM 1. FINANCIAL STATEMENTS

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except per Share Amounts)

                                                        March 31,  December 31,
                                                          1999         1999
                                                        ---------  ------------
                                                                   (Unaudited)
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................. $   8,681   $  784,555
 Short-term investments................................     8,196          991
 Accounts receivable, net..............................    58,168      139,264
 Deferred income taxes.................................     5,387        7,374
 Prepaid expenses......................................     9,345        8,648
 Other current assets..................................       500          162
                                                        ---------   ----------
  Total current assets.................................    90,277      940,994
                                                        ---------   ----------
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net.......    52,406      136,073
GOODWILL AND OTHER INTANGIBLE ASSETS, Net..............     4,573        3,708
OTHER ASSETS...........................................    35,007       53,221
                                                        ---------   ----------
TOTAL ASSETS........................................... $ 182,263   $1,133,996
                                                        =========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term obligations.............. $   1,662   $   10,500
 Current portion of capital lease obligations..........     1,660        2,302
 Accounts payable......................................    20,058       69,596
 Network communications................................     4,112       11,670
 Accrued salaries and related benefits.................    11,262       10,224
 Income taxes payable..................................    10,360        4,138
 Advance billings......................................    13,999       21,925
 Other accrued expenses................................    10,158       17,767
                                                        ---------   ----------
  Total current liabilities............................    73,271      148,122
                                                        ---------   ----------
DEFERRED INCOME AND COMPENSATION.......................    19,252       36,305
CAPITAL LEASE OBLIGATIONS..............................     5,262        5,006
LONG-TERM OBLIGATIONS..................................     7,253       77,471
MINORITY INTEREST......................................       508          365
STOCKHOLDERS' EQUITY:
 Class A common stock, $0.01 par value per share:
 373,750 shares authorized and issued; 170,993 and
  168,685 shares outstanding as of March 31, 1999
 and December 31, 1999, respectively; 202,757 shares
  held in treasury.....................................    67,819       67,400
 Class B common stock, $0.01 par value per share:
 373,750 shares authorized; 202,757 and 300,931 shares
  issued and outstanding as of March 31, 1999 and
  December 31, 1999, respectively......................   124,074      955,694
 Notes receivable from issuance of common stock........       --        (8,207)
 Treasury stock, at cost, 202,757 shares...............  (121,184)    (121,184)
 Retained earnings (accumulated deficit)...............     7,464      (25,273)
 Accumulated other comprehensive loss..................    (1,456)      (1,703)
                                                        ---------   ----------
   Total stockholders' equity..........................    76,717      866,727
                                                        ---------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............. $ 182,263   $1,133,996
                                                        =========   ==========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In Thousands, Except per Share Amounts)
                                  (Unaudited)

                                               Three
                                           Months Ended      Nine Months Ended
                                           December 31,        December 31,
                                         ------------------  ------------------
                                           1998      1999      1998      1999
                                         --------  --------  --------  --------
REVENUES, Net..........................  $ 77,108  $153,699  $217,679  $326,918
                                         --------  --------  --------  --------
EXPENSES:
  Country representative compensation..    14,560    64,650    39,489    95,685
  Bandwidth and related costs..........    14,270    25,735    40,606    61,178
  Network operations...................    13,287    21,809    40,139    54,708
  Selling, general and administrative..    33,469    65,380   101,969   148,861
                                         --------  --------  --------  --------
    Total expenses.....................    75,586   177,574   222,203   360,432
                                         --------  --------  --------  --------
OPERATING INCOME (LOSS)................     1,522   (23,875)   (4,524)  (33,514)
                                         --------  --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest income......................        80     2,082     1,581     3,155
  Interest expense.....................       (94)   (1,850)     (548)   (4,733)
  Other, net...........................       502       (83)      269      (194)
                                         --------  --------  --------  --------
    Total other income (expense), net..       488       149     1,302    (1,772)
                                         --------  --------  --------  --------
INCOME (LOSS) BEFORE PROVISION (CREDIT)
 FOR INCOME TAXES AND MINORITY
 INTEREST..............................     2,010   (23,726)   (3,222)  (35,286)
PROVISION (CREDIT) FOR INCOME TAXES....     1,918    (1,158)    1,663    (2,906)
                                         --------  --------  --------  --------
INCOME (LOSS) BEFORE MINORITY
 INTEREST..............................        92   (22,568)   (4,885)  (32,380)
MINORITY INTEREST......................        47      (105)       63      (143)
                                         --------  --------  --------  --------
NET INCOME (LOSS)......................        45   (22,463)   (4,948)  (32,237)
                                         --------  --------  --------  --------
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation
   adjustments.........................      (391)     (769)      759      (379)
  Unrealized gains (losses) on
   securities..........................       --         14       --         (6)
  Minimum pension liability adjustment,
   net of tax of $92...................       --        --        --        138
                                         --------  --------  --------  --------
    Total other comprehensive income
     (loss), net.......................      (391)     (755)      759      (247)
                                         --------  --------  --------  --------
COMPREHENSIVE INCOME (LOSS).......       $   (346) $(23,218) $ (4,189) $(32,484)
                                         ========  ========  ========  ========
BASIC AND DILUTED EARNINGS (LOSS) PER
 COMMON SHARE..........................  $   0.00  $  (0.05) $  (0.01) $  (0.08)
                                         ========  ========  ========  ========
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING...   373,750   435,289   373,750   399,766
                                         ========  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED DECEMBER 31, 1999
                    (In Thousands, Except per Share Amounts)
                                  (Unaudited)

                                                                    Notes                   Accumulated
                                                                  Receivable    Retained       Other
                            Common Stock      Treasury Stock         from       Earnings   Comprehensive
                         ------------------ -------------------  Issuance of  (Accumulated    Income
                         Shares    Amount    Shares    Amount    Common Stock   Deficit)      (Loss)      Total
                         ------- ---------- --------  ---------  ------------ ------------ ------------- --------
BALANCE, MARCH 31,
 1999................... 576,507    191,893 (202,757)  (121,184)       --          7,464       (1,456)     76,717
  Net loss..............     --         --       --         --         --        (32,237)         --      (32,237)
  Common stock issued,
   net of issuance
   cost.................  95,866    814,323      --         --         --            --           --      814,323
  Stock option
   compensation charge..     --      16,878      --         --         --            --           --       16,878
  Notes receivable from
   issuance of common
   stock ...............     --         --       --         --      (8,207)          --           --       (8,207)
  Dividends paid ($0.00
   per share)...........     --         --       --         --         --           (500)         --         (500)
  Foreign currency
   translation
   adjustments..........     --         --       --         --         --            --          (379)       (379)
  Unrealized losses on
   securities...........     --         --       --         --         --            --            (6)         (6)
  Minimum pension
   liability
   adjustments, net of
   tax of $92...........     --         --       --         --         --            --           138         138
                         ------- ---------- --------  ---------    -------      --------      -------    --------
BALANCE, DECEMBER 31,
 1999................... 672,373 $1,023,094 (202,757) $(121,184)   $(8,207)     $(25,273)     $(1,703)   $866,727
                         ======= ========== ========  =========    =======      ========      =======    ========


            See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
                                  (Unaudited)

                                                              Nine Months Ended
                                                                December 31,
                                                              ------------------
                                                                1998      1999
                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .........................................  $ (4,948) $(32,237)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
 Depreciation and amortization..............................    12,624    20,075
 Stock based compensation charge............................       --     28,370
 Gain on sale of property, equipment and communication
  lines.....................................................      (283)       13
 Deferred income taxes......................................     1,233    (6,419)
 Minority interest..........................................        63      (143)
 Changes in assets and liabilities, net of business sold:
 Accounts receivable, net...................................    (5,284)  (81,618)
 Prepaid expenses...........................................      (553)      506
 Other current assets.......................................      (138)      338
 Accounts payable...........................................    (1,124)   46,495
 Network communications.....................................     1,009     7,559
 Accrued salaries and related benefits......................       254    (1,063)
 Income taxes payable.......................................       413    (6,220)
 Advance billings...........................................       444     7,926
 Other accrued expenses.....................................     3,209    10,650
 Deferred income and compensation...........................     2,476     5,990
 Purchases of trading securities............................    (6,584)  (24,569)
 Proceeds from sale of trading securities...................     5,609    15,982
 Other operating activities.................................       --         75
                                                              --------  --------
  Net cash provided by (used in) operating activities.......     8,420    (8,290)
                                                              --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, equipment and communication lines...   (18,082)  (73,077)
 Proceeds from sale of property, equipment and communication
  lines.....................................................       853        10
 Purchases of short-term investments........................    (9,935)   (1,972)
 Proceeds from sale of short-term investments...............     9,922     6,737
 Maturities of short-term investments.......................     9,749     2,440
 Purchases of held-to-maturity securities...................    (3,984)   (3,417)
 Maturity of held-to-maturity securities....................     1,812     8,924
 Other investing activities.................................    (5,644)   (5,555)
                                                              --------  --------
  Net cash used in investing activities.....................  (15,309)   (65,910)
                                                              --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term obligations............    15,812   110,000
 Payments on long-term obligations..........................    (6,500)  (59,165)
 Payment of capital lease obligations.......................    (1,577)   (1,552)
 Net proceeds from issuance of common stock.................       --    806,371
 Debt issuance cost.........................................       --     (4,938)
 Dividends paid.............................................      (500)     (487)
                                                              --------  --------
  Net cash provided by financing activities.................     7,235   850,229
                                                              --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       430      (155)
                                                              --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       776   775,874
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    11,449     8,681
                                                              --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 12,225  $784,555
                                                              ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Income taxes...............................................     3,957     9,928
 Interest...................................................       424     4,814
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisitions of equipment through capital leases...........     4,075     1,938

 During June 1999, the Company acquired a right of use of capacity in a fiberoptic submarine cable system for a total commitment of $45.0 million. Of the total commitment, $18.0 million was settled in cash in June 1999.

 During the nine months ended December 31, 1999, the Company issued shares of Class B common stock for notes receivable amounting to $7,956.

 During December 1999, the Company incurred a stock based compensation charge of $28,370 relating to grants under the 1998 Stock Appreciation Rights Plan and the 1998 Stock
  Option Plan.

          See accompanying notes to consolidated financial statements.

Note 1. Basis of Presentation

  In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in Infonet Services Corporation's prospectus filed with the Securities and Exchange Commission on December 15, 1999. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

  The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended April 2, 1999 as the year ended March 31, 1999, and the 13- and 39-week periods ended January 1, 1999 and December 31, 1999 as the three and nine months ended December 31, 1998 and December 31, 1999, respectively.

Note 2. Consolidated Balance Sheet Components

  Certain balance sheet components are as follows (in thousands):

                                                         March 31,  December 31,
                                                           1999         1999
                                                         ---------  ------------
                                                                    (Unaudited)
Property, equipment and communication lines:
  Communication, computer and related equipment......... $114,922     $146,204
  Communication lines...................................    9,811       70,573
  Land, buildings and leasehold improvements............   10,272       15,756
  Furniture and other equipment.........................    6,239        7,383
                                                         --------     --------
                                                          141,244      239,916
  Less accumulated depreciation and amortization........  (88,838)    (103,843)
                                                         --------     --------
  Total................................................. $ 52,406     $136,073
                                                         ========     ========
Other assets:
  SERP minimum pension liability........................ $  3,014     $  2,372
  SERP assets...........................................    6,884        1,376
  IDIP assets...........................................    9,813       18,843
  Deferred income taxes.................................   11,043       15,546
  Unamortized debt acquisition costs....................      --         4,715
  Unconsolidated investments in affiliates..............      863          999
  Other.................................................    3,390        9,370
                                                         --------     --------
  Total................................................. $ 35,007     $ 53,221
                                                         ========     ========

Note 3. Common Stock

  On December 16, 1999, the Company completed its initial public stock offering of approximately 51.3 million shares of Class B common stock at an offering price of $21.00. Of these shares, approximately 12.8 million shares were sold by six stockholders and the Company sold approximately 38.5 million shares. The gross proceeds from the IPO were approximately $807.7 million and the Company incurred approximately $40.9 million in costs in connection with the offering.

Note 4. Earnings (Loss) Per Share

  In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings (loss) per share for the three and nine months ended December 31, 1998 and December 31, 1999 were computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented.

  At December 31, 1999 the Company's outstanding stock options represented the only form of potential common stock. However, using these shares to calculate diluted earnings per share had an antidilutive effect on reported loss per share. Consequently, basic and diluted loss per share are the same amount for the three and nine month periods ended December 31, 1999. As of December 31, 1998 there were no forms of potential common stock issued by the Company.

Note 5. Income Taxes

  Net income (loss) and earnings (loss) per share reflect income taxes which have been recorded at our estimated effective tax rate for the year. This effective income tax rate has been determined by giving consideration to the pretax earnings and losses applicable to foreign and domestic tax jurisdictions.

  The income tax benefits for the three and nine months ended December 31, 1999 were lower than normal due to an inability to deduct Incentive Stock Option charges and the provision of a valuation allowance against deferred tax assets. The impact of these items was as follows:

                                               Three Months       Nine Months
                                             December 31, 1999 December 31, 1999
                                             ----------------- -----------------
                                                         (Unaudited)
Loss before credit for income taxes.........     ($23,726)         ($35,286)
                                                 ========          ========
Income tax benefit at 34%...................     ($ 8,067)         ($11,997)
Incentive stock option charges..............        5,328             5,328
Valuation allowance.........................        1,023             2,963
Other, net..................................          558               800
                                                 --------          --------
Reported income tax benefit.................     ($ 1,158)         ($ 2,906)
                                                 ========          ========

Note 6. Segment Information

  The Company conducts business in two operating segments: country representatives or Direct Sales Channels ("Direct") and Alternate Sales Channels ("Alternate"). Both these segments generate revenues from providing customers with a complete global networking solution.

  The Company has organized its operating segments around differences in distribution channels used to deliver its services to customers. These segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

  The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. The Company's management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments. Costs relating to operating the Company's core network, and non-allocable general, administrative, marketing and overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network, nor their associated depreciation expense are allocated to the segments.

  The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

  Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                    Three Months Ended    Nine Months Ended
                                       December 31,         December 31,
                                    -------------------  --------------------
                                      1998      1999       1998       1999
                                    --------- ---------  --------  ----------
Reportable segments:
--------------------                              (Unaudited)
Revenues from external customers:
  Direct........................... $ 69,657  $ 101,976  $197,866  $  255,057
  Alternate........................    7,451     51,723    19,813      71,861
                                    --------  ---------  --------  ----------
    Totals......................... $ 77,108  $ 153,699  $217,679  $  326,918
                                    ========  =========  ========  ==========
Operating Contribution:
  Direct........................... $ 24,583  $  24,414  $ 67,855  $   79,781
  Alternate........................    4,165     14,241    11,382      26,083
                                    --------  ---------  --------  ----------
    Totals......................... $ 28,748  $  38,655  $ 79,237  $  105,864
                                    ========  =========  ========  ==========
Reconciliations:
----------------
Operating contribution from
 reportable segments............... $ 28,748  $  38,655  $ 79,237  $  105,864
Core network, overhead and other
 non-allocable costs...............  (26,738)   (62,381)  (82,459)   (141,150)
                                    --------  ---------  --------  ----------
Income (loss) before income taxes
 and minority interest............. $  2,010  $ (23,726) $ (3,222) $  (35,286)
                                    ========  =========  ========  ==========
Total assets of reportable
 segments..........................                      $ 63,857  $  148,902
Core network, corporate and other
 non-allocable assets..............                       102,376     985,094
                                                         --------  ----------
Total assets.......................                      $166,233  $1,133,996
                                                         ========  ==========

                                                                 As of December
                                                                      31,
                                                                ----------------
                                                                 1998     1999
                                                        --- --- ------- --------
Total assets:
  Direct...............................................         $57,161 $ 90,975
  Alternate............................................           6,696   57,927
                                                        --- --- ------- --------
    Totals.............................................         $63,857 $148,902
                                                        === === ======= ========


Note 7. Stock Incentive Plans

  Subsequent to September 30, 1999, the Company issued additional stock appreciation rights and experienced a number of forfeitures resulting in a net increase of approximately 69,000 rights. As of December 31, 1999 there were approximately 1.6 million SARs outstanding which are indexed to the Company's Class B common stock at a base price of $0.84 per share. In accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" the Company recorded a charge to compensation expense of approximately $11.5 million in December 1999.

  Under the 1998 Stock Option Plan, the Company has issued and outstanding approximately 3.5 million options to purchase shares of its Class B common stock. The option plan was a book value plan that was converted to a market value plan on December 16, 1999, the date of the Company's initial public offering. In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and Emerging Issues Task Force No. 88-6, "Book Value Stock Plans in an Initial Public Offering" the Company recorded a charge to compensation expense of approximately $16.9 million in December 1999.

  In November 1999 the Company's Board of Directors adopted the 1999 Stock Option Plan which authorizes the company to issue up to a maximum of approximately 10.6 million shares to executives and other employees and directors of, and consultants to, the Company and its Affiliates to acquire a continuing equity interest in the Company. On December 10, 1999 and December 15, 1999 the Company granted approximately 10.1 million options to key executives and approximately 359,000 options to directors of the Company. The options have been accounted for in accordance with APB Opinion No. 25. The options vest ratably over three years beginning December 16, 2000 and expire November 22, 2009. The exercise price for fifty percent of the options is $21.00, for twenty-five percent is $23.10, and for the remaining twenty-five percent is $25.20.


Note 8. Subsequent Events

  In accordance with the terms of the credit agreement the Company entered into on August 17, 1999 , the Company was required to pay down its borrowings under the agreement up to 50% of the amount of the proceeds from the initial public offering in excess of $750.0 million. As such, the Company paid down debt in the amount of $10.0 million on January 4, 2000.

  In January, 2000 the Company entered into a long-term lease agreement to acquire bandwidth in the amount of approximately $20.0 million.

  Subsequent to December 31, 1999 the Company converted approximately 1.3 million shares of its Class A common stock into approximately 1.3 million shares of Class B common stock. Furthermore, approximately 420,000 options issued pursuant to the 1998 Stock Option Plan were exercised subsequent to December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  In the following Management's Discussion and Analysis, the revenues and expenses described as resulting from the outsourcing transaction refer to the AUCS transaction on September 30, 1999 described under Recent Developments in our prospectus filed with the Securities and Exchange Commission on December 15, 1999.

Results of Operations

  The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying management's discussion and analysis for the three and nine month periods ended December 31, 1998 and 1999.

Revenues by Service

                            Three Months Ended          Nine Months Ended
                               December 31,               December 31,
                         -------------------------  --------------------------
                            1998          1999          1998          1999
                         -----------  ------------  ------------  ------------
Network Services........ $38,125  50% $ 56,153  37% $105,052  48% $152,044  46%
Consulting, Integration
 and Provisioning
 Services...............  21,005  27%   35,991  23%   58,095  27%   81,720  25%
Applications Services...   3,026   4%    4,335   3%   12,026   5%   12,008   4%
Other Communication
 Services...............  14,952  19%   57,220  37%   42,506  20%   81,146  25%
                         -------      --------      --------      --------
Total revenues.......... $77,108 100% $153,699 100% $217,679 100% $326,918 100%
                         =======      ========      ========      ========

Revenues by Distribution Channel

                                       Three Months Ended   Nine Months Ended
                                          December 31,        December 31,
                                       -------------------  ------------------
                                         1998      1999       1998      1999
                                       --------- ---------  --------  --------
Country representatives:
  Number of representatives...........       56         54        56        54
  Number of clients...................    1,124      1,416     1,124     1,416
  Country representatives' revenues... $ 69,657  $ 101,976  $197,866  $255,057
  Percent of total revenues...........       90%        67%       91%       78%

Alternate sales channels:
  Number of sales channel partners....       14         28        14        28
  Number of sales channel partners'
   clients............................      174      1,234       174     1,234
  Alternate sales channel revenues.... $  7,451  $  51,723  $ 19,813  $ 71,861
  Percent of total revenues...........       10%        33%        9%       22%

Revenues by Region

                            Three Months Ended          Nine Months Ended
                               December 31,               December 31,
                         -------------------------  --------------------------
                            1998          1999          1998          1999
                         -----------  ------------  ------------  ------------
Americas................ $28,108  37% $ 32,086  21% $ 81,626  37% $ 94,212  29%
Europe, Middle East and
 Africa (EMEA)..........  41,044  53%  110,789  72%  114,192  52%  203,870  62%
Asia Pacific............   7,956  10%   10,824   7%   21,861  10%   28,836   9%
                         -------      --------      --------      --------
Total revenues.......... $77,108 100% $153,699 100% $217,679 100% $326,918 100%
                         =======      ========      ========      ========

 Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

  Revenues increased $76.6 million, or 99%, from $77.1 million for the three months ended December 31, 1998 to $153.7 million for the three months ended December 31, 1999. Excluding revenues resulting from a significant outsourcing transaction completed on September 30, 1999, revenues increased $20.4 million, or 26%, over the prior period. The overall increase in revenues was due to increases of $18.0 million, or 47%, in Network Services, $42.3 million, or 283%, in Other Communication Services, and $15.0 million, or 71%, in Consulting, Integration and Provisioning Services. The majority of growth in sales of Network Services came from increased sales of Frame Relay and remote access services. Other Communication Services and Consulting, Integration and Provisioning Services increases included approximately $45 million and $11 million, respectively, in revenues from outsourcing services. Other Communication Services including X.25 transport services and excluding outsourcing services revenues, decreased $2.4 million or 16%. Excluding the revenues from outsourcing services, Consulting, Integration and Provisioning Services grew by $3.5 million, or 16.5%.

  Revenues from country representatives increased $32.3 million, or 46%, from $69.7 million for the three months ended December 31, 1998 to $102.0 million for the three months ended December 31, 1999. Approximately $18 million of the increase resulted from outsourcing services. While we decreased the number of our country representatives from 56 at December 31, 1998 to 54 at December 31, 1999, the majority of our revenue growth was derived from continuing country representatives. The number of our country representative clients increased by 292, or 26%, from 1,124 at December 31, 1998 to 1,416 at December 31, 1999.
Revenues from our alternate sales channels increased $44.3 million, or 594%, from $7.5 million to $51.7 million. Approximately $38 million of the increase resulted from outsourcing services. Our alternate sales channel partners resold our suite of services to an additional 1,060 clients, including 1,027 new outsource clients, from 174 clients at December 31, 1998 to 1,234 clients at December 31, 1999.

  In terms of revenues billed on a regional basis, the largest portion of our growth came from the EMEA region, which grew $69.7 million, or 170%, from $41.0 million for the three months ended December 31, 1998 to $110.8 million for the three months ended December 31, 1999. Approximately $56 million of this revenue growth resulted from revenue growth in Europe incident to the outsourcing transaction. Revenues billed in the Asia Pacific region grew $2.9 million, or 36%, from $8.0 million to $10.8 million over the three month periods. Revenues billed in the Americas grew $4.0 million, or 14%, from $28.1 million to $32.1 million over the three month periods.

  Country Representative Compensation expense increased $50.1 million, or 344%, from $14.6 million for the three months ended December 31, 1998 to $64.7 million for the three months ended December 31, 1999. Approximately $48 million of this increase resulted from outsource service revenues. The balance of this expense grew in line with the related revenue.

  Bandwidth and Related Costs increased $11.5 million, or 80%, from $14.3 million for the three months ended December 31, 1998 to $25.7 million for the three months ended December 31, 1999. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability. The usage growth reflects additional client port growth and increased capacity per port. Lease expense, the largest component of bandwidth and related costs, increased $10.7 million, or 92%, from $11.6 million to $22.3 million over the three month periods. An increase in amortization of purchased capacity of $900,000 was included in the three months ended December 31, 1999, compared to the same three month period in the prior year.

  Network Operations increased $8.5 million, or 64%, from $13.3 million for the three months ended December 31, 1998 to $21.8 million for the three months ended December 31, 1999. The largest component of this increase was a $6.2 million stock-related compensation charge recorded in the three month period ended December 31, 1999. A smaller component of this increase was related to the increased costs associated with our network management, operations and support activities, personnel costs, depreciation and other network operations expenses. Depreciation expense related to network equipment increased $1.3 million, or 68%, from $2.0 million to $3.3 million over the periods.

  Selling, General and Administrative increased $31.9 million, or 95%, from $33.5 million for the three months ended December 31, 1998 to $65.4 million for the three months ended December 31, 1999. The largest component of the increase was a $22.2 million stock-related compensation charge recorded in the three months ended December 31, 1999. The increase was also due, in part, to sales support expenses for multinational support activities which increased $3.8 million from $13.7 million for the three months ended December 31, 1998 to $17.5 million for the three months ended December 31, 1999. This increase was directly related to non-outsource revenue growth. In addition, personnel-related expenses increased by $1.5 million, or 11%, from $13.9 million to $15.4 million for the three month period compared to the prior year period, due to sales and marketing efforts to increase our business. Administrative expense, excluding stock related compensation expense, increased by $5.1 million from $1.5 million for the three months ended December 31, 1998 to $6.5 million for the current three month period, primarily due to legal and accounting fees and other expenses incidental to the outsourcing transaction of approximately $2.0 million, credits in the prior year period of $1.5 million for cancellation of an incentive program, and move and building related expenses of $1.5 million.

  Operating Income (Loss) decreased $(25.4) million, from $1.5 million to $(23.9) million for the reasons discussed above. Of the loss, $(28.4) million is attributable to stock-related compensation expenses.

  Other Income (Expense) decreased from income of $500,000 for the three months ended December 31, 1998 to income of $100,000 for the three months ended December 31, 1999, This decrease was due to an increase in interest expense over the period of $1.8, million, from $100,000 to $1.9 million. The increased interest expense resulted from borrowings under the credit facility. The decrease in Other Income (Expense) was also impacted by an increase in interest income of $1.3 million resulting from investment of the IPO proceeds received December 21, 1999.

  Provision (Credit) for Income Taxes decreased $3.1 million from an expense of $1.9 million for the three months ended December 31, 1998 to a credit of $(1.2) million for the three months ended December 31, 1999. The effective tax rate for the period differed from the federal statutory rate principally due to an inability to deduct incentive stock option expenses and the provision of a valuation allowance against deferred tax assets.

  Net Income (Loss) decreased by $(22.5) million from $45,000 for the three months ended December 31, 1998 to $(22.5) million for the three months ended December 31, 1999 as a result of the factors described above.

 Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

  Revenues increased $109.2 million, or 50%, from $217.7 million for the nine months ended December 31, 1998 to $326.9 million for the nine months ended December 31, 1999. Excluding revenues resulting from the outsourcing transaction completed on September 30, 1999, revenues increased $53.0 million, or 24%, over the prior year's period. The overall increase in revenues was due to increases of $47.0 million, or 45%, in Network Services, $38.6 million, or 91%, in Other Communication Services, and $23.6 million, or 41%, in Consulting, Integration and Provisioning Services. The majority of growth in sales of Network Services came from increased sales of Frame Relay and remote access services. Other Communication Services and Consulting, Integration and Provisioning Services increases included approximately $45 million and $11 million, respectively, in revenues from outsourcing services. Other Communication Services including X.25 transport services and excluding outsourcing services revenues, decreased $6.0 million or 14%. Excluding the revenues from outsourcing services, Consulting, Integration and Provisioning Services grew by $12.1 million, or 21%.

  Revenues from country representatives increased $57.2 million, or 29%, from $197.9 million for the nine months ended December 31, 1998 to $255.1 million for the nine months ended December 31, 1999. Approximately $18 million of the increase resulted from outsourcing services. Revenues from our alternate sales channels grew $52.0 million, or 263%, from $19.8 million to $71.9 million. Approximately $38 million of the increase resulted from outsourcing services.

  In terms of revenues billed on a regional basis, the largest portion of our growth came from the EMEA region, which grew $89.7 million, or 79%, from $114.2 million for the nine months ended December 31, 1998 to $203.9 million for the nine months ended December 31, 1999. Approximately $56 million of this revenue growth resulted from alternate sales channel revenue growth in Europe incident to the outsourcing transaction. Revenues billed in the Asia Pacific region grew $7.0 million, or 32%, from $21.9 million to $28.8 million over the three month periods. Revenues billed in the Americas grew $12.6 million, or 15%, from $81.6 million to $94.2 million over the three month periods.

  Country Representative Compensation expense increased $56.2 million, or 142%, from $39.5 million for the nine months ended December 31, 1998 to $95.7 million for the nine months ended December 31, 1999. Approximately $48 million of this increase related to outsource service revenues. The balance of this expense grew in line with the related revenue.

  Bandwidth and Related Costs increased $20.6 million, or 51%, from $40.6 million for the nine months ended December 31, 1998 to $61.2 million for the nine months ended December 31, 1999. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability. The usage growth reflects additional client port growth and increased capacity per port. Lease expense, the largest component of bandwidth and related costs, increased $16.4, or 50%, from $33.2 million to $49.6 million over the periods which is related to revenue growth. Amortization of purchased capacity of $2.1 million was included in the nine months ended December 31, 1999, reflecting amortization on purchases of communications line capacity from November 1998 through the current period.

  Network Operations increased $14.6 million, or 36%, from $40.1 million for the nine months ended December 31, 1998 to $54.7 million for the nine months ended December 31, 1999. The largest component of this increase was a $6.2 million stock-related compensation charge recorded in the three month period ended December 31, 1999. A $3.6 million impairment charge resulting from our September 1999 decision to dispose of our ESG Communications Inc. subsidiary was also recorded. Depreciation expense related to network equipment increased $5.2 million, or 78%, from $6.6 million to $11.8 million over the periods.

  Selling, General and Administrative increased $46.9 million, or 46%, from $102.0 million for the nine months ended December 31, 1998 to $148.9 million for the nine months ended December 31, 1999. The largest component of the increase was a $22.2 million stock-related compensation charge recorded in the current period. The increase was also due, in part, to sales support expenses for multinational support activities which increased $10.7 million from $41.7 million for the nine months ended December 31, 1998 to $52.4 million for the nine months ended December 31, 1999. This increase was directly related to non-outsource revenue growth. In addition, personnel-related expenses increased by $2.6 million, or 6%, from $42.2 million to $44.8 million for the nine month period ended December 31, 1999 compared to the prior year period due to sales and marketing efforts to increase our business. Administrative expense, excluding stock-related compensation expenses, increased by $9.2 million from $8.0 million for the nine months ended December 31, 1998 to $17.2 million for the current nine month period, primarily due to legal and accounting fees and other expenses incidental to the outsourcing transaction of approximately $2.0 million, credits in the prior year of $1.5 million for cancellation of an incentive program, retirement settlement expense of $1.7 million, and move and building related expenses of $1.5 million.

  Operating Income (Loss) decreased $(29.0) million, from $(4.5) million to $(33.5) million for the reasons discussed above. Of the loss, $(28.4) million is attributable to stock-related compensation expenses.

  Other Income (Expense) decreased from income of $1.3 million for the nine months ended December 31, 1998 to expense of $(1.8) million for the nine months ended December 31, 1999, a decrease of $3.1 million. This decrease was due to an increase in interest expense over the period of $4.2 million, or 764%, from $500,000 to $4.7 million. The increased interest expense resulted from borrowings under our credit facility. The decrease in Other Income (Expense) was also impacted by an increase in interest income of $1.3 million resulting from investment of the IPO proceeds received December 21, 1999.

  Provision (Credit) for Income Taxes decreased $4.6 million from an expense of $1.7 million for the nine months ended December 31, 1998 to a credit of $(2.9) million for the nine months ended December 31, 1999. The effective tax rate for the period differed from the federal statutory rate principally due to an inability to deduct incentive stock option expenses and the provision of a valuation allowance against deferred tax assets.

  Net Income (Loss) increased by $(27.3) million from $(4.9) million for the nine months ended December 31, 1998 to $(32.2) million for the nine months ended December 31, 1999 as a result of the factors described above.

Liquidity and Capital Resources

  Net cash used in operating activities during the nine months ended December 31, 1999 was $8.3 million compared to net cash provided by operating activities of $8.4 million during the nine months ended December 31, 1998. This resulted primarily from an increase in accounts receivable of $76.3 million, partially offset by an increase in accounts payable of $47.6 million, which both relate to the expansion of our client base in Europe, and further offset by increased depreciation and amortization of $7.5 million due to the expansion of our World Network and newly introduced ATM capability, non-cash stock based compensation charges of $28.4 million and various offsetting changes in operating assets and liabilities. Net cash used in investing activities for the nine months ended December 31, 1999 was $65.9 million compared to $15.3 million during the nine months ended
December 31, 1998. This increase was primarily due to the capital expenditures in the expansion of our World Network and newly introduced ATM capability of $55.0 million. Cash provided by financing activities for the nine months ended December 31, 1999 was $850.2 million compared to $7.2 million for the nine months ended December 31, 1998. This increase was the result of net proceeds from the sale of common stock of $806.4 million, of which $766.8 million related to our initial public offering in December 1999, and net proceeds from our debt facility of $50.8 million.

  As of December 31, 1999, we had $784.6 million of cash and cash equivalents, working capital of $792.9 million and total assets of $1.1 billion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Incorporated by reference to Infonet's Registration Statement on Form S-1, No. 333-88799.

                                   PART II:

Item 1. Legal Proceedings

  None.

Item 2. Changes in Securities and Use of Proceeds

  Not applicable.

Item 3. Defaults Upon Senior Securities

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  Prior to the date of our initial public offering, we submitted several matters to the vote of our Class A common stock holders. In order to effect our initial public offering, the Class A stockholders approved the adoption of our revised certificate of incorporation, our revised bylaws, and the adoption of a stockholders agreement among Infonet and our Class A common stock holders. In addition, the Class A stockholders approved the adoption of our 1999 Stock Option Plan. Each of these matters were adopted by the unanimous vote of the holders of our Class A common stock. Prior to the adoption of the revised certificate of incorporation in connection with our initial public offering, only our Class A common stock had voting rights.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27.1   Financial Data Schedule.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INFONET SERVICES CORPORATION

Date: February 14, 2000                   /s/ Akbar H. Firdosy
                                          _____________________________________
                                          Akbar H. Firdosy
                                          Chief Financial Officer (Chief
                                           Accounting Officer)