Form 10-K
period 2000-03-31
INFONET SERVICES CORP
filed 2000-06-26
CIK 1096512

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-88799

                                ---------------

                          INFONET SERVICES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                           95-4148675
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)


           2160 East Grand Avenue, El Segundo, California 90245-1022
                    (Address of Principal Executive Offices)

                                 (310) 335-2600
              (Registrant's telephone number, including area code)

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

               Title of Each Class                     Name of Each Exchange on Which Registered
               -------------------                     -----------------------------------------
      Class B Common Stock, $0.01 par value                     New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

                                ---------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Class B common stock held by non-affiliates of the Registrant as of June 15, 2000 was approximately $810.5 million based on the closing price on the New York Stock Exchange on June 15, 2000 of $12.875.

   The number of shares of the Registrant's $.01 par value Class B common stock that was outstanding as of June 15, 2000 was 302,818,000. The number of outstanding shares of the Registrant's Class A Common Stock, par value, $.01, was 167,403,000 as of June 15, 2000, all of which are held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to portions of the Registrants definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INFONET SERVICES CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
Item No.                                                                   No.
--------                                                                   ----
PART I...................................................................    1
Item 1. Business.........................................................    1
Item 2. Properties.......................................................   23
Item 3. Legal Proceedings................................................   24
Item 4. Submission Of Matters To A Vote Of Security Holders..............   24


PART II..................................................................   25
Item 5. Market For Registrant's Common Equity And Related Stockholder
 Matters.................................................................   25
Item 6. Selected Consolidated Financial Data.............................   26
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   28
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......   43
Item 8. Financial Statements and Supplementary Data......................   43
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   43


PART III.................................................................   44
Item 10. Directors and Executive Officers of the Company.................   44
Item 11. Executive Compensation..........................................   44
Item 12. Security Ownership of Certain Beneficial Owners and Management..   44
Item 13. Certain Relationships and Related Transactions..................   44


PART IV..................................................................   45
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
 K.......................................................................   45

                                     PART I

Item 1. Business

   All statements contained in this annual report that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of
Section 21E of the Securities Exchange Act. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable words. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed under the subheading "--Risk Factors" and elsewhere in this annual report.

   We are a leading provider of cross-border managed data communications services to more than 2,400 corporations worldwide, including 35% of the top 500 corporations in Business Week's 1998 Global 1000. Our network, which we refer to as The World Network, can be accessed from over 180 countries, making it one of the world's largest data communications networks in terms of geographic coverage. We own and operate our network, which allows us to provide managed data services to our clients on a global basis, an advantage over service providers that do not own an extensive global network. We sell our services directly through our country representatives and indirectly through major international telecommunications carriers, such as Deutsche Telekom, SBC Communications, WorldCom and value-added resellers. Our country representatives give us a significant local presence in more than 60 countries and strong working relationships with leading local telecommunications providers in these countries. Our diverse client base is comprised of multinational corporations that require cross-border data communications services such as Allergan, Baan, Microsoft, Nestle, Nokia, Pharmacia and Volkswagen.

   We offer a broad range of integrated service solutions to our clients, such as:

  . Network Services--includes Frame Relay, ATM, remote access, intranet, multimedia, Internet and IP services;

  . Consulting, Integration and Provisioning Services--includes consulting, design, and implementation; installation of leased lines and customer premise equipment associated with the client's access to The World Network and use of our Network Services, which we refer to as Global Connect;

  . Applications Services--includes e-mail, messaging, collaboration, Web hosting and other value-added services; and

  . Other Communications Services--includes X.25 transport services, service access fees and other communications services.

   We take a consultative, applications-oriented approach to identifying client needs and developing customized solutions. In addition, we offer a consolidated billing, management and support system which provides a complete solution for all the external and internal data communications services our multinational clients require. Our approach is to integrate our full range of services with the data communications and network operations of our clients. We believe our ability to provide a comprehensive solution to our clients gives us a key competitive advantage because our solutions are costly to develop and difficult to replicate.

   We own and operate The World Network, an extensive and versatile ATM-enabled network that provides the delivery platform for our integrated, enterprise-wide communications solutions. The World Network has approximately 14,468 ports connected by over 950,000 route-kilometers of data transmission circuits, most of which are over fiberoptic routes. This global private network enables our clients to deploy and manage applications effectively by combining reliability, security, high performance and a broad range of functions using a variety of network protocols.

   Our global sales and support structure, which in some countries is based on non-exclusive partnerships with local telecommunications and other service providers, gives us a strong presence in each of our markets. We believe this structure also provides us with a competitive advantage over other data service providers who do not have comparable levels of expertise as to local operating, regulatory and market conditions. Our country representative structure emerged from our historical relationships with major telecommunications companies, such as Deutsche Telekom, France Telecom, Singapore Telecom and Telekom Malaysia.

   Our current stockholders include six of the world's largest telecommunications companies which, through ownership of our Class A and Class B common stock, collectively possess approximately 95% of our total voting power.

  . KDD--KDD Corporation (Japan);

  . KPN--KPN Telecom B.V. (The Netherlands);

  . Swisscom--Swisscom AG (Switzerland);

  . Telefonica--Telefonica International Holding B.V. (Spain);

  . Telia--Telia AB (Sweden); and

  . Telstra--Telstra Corporation Limited (Australia).

Market Opportunity

   With developments in network technology, advances in communications service offerings and the globalization of business, multinational corporations are increasingly demanding integrated solutions for their mission-critical global communications needs. In addition, the rapid expansion and adoption of the public Internet are creating additional opportunities for corporations to interact with a large number of geographically distributed offices, employees, customers, suppliers and partners. However, the public Internet was not designed with the reliability, consistency, response time and security required for mission-critical applications. As a result, multinational corporations rely on service providers to enhance the quality, reliability and security of their data communications and to provide global access equivalent to the public Internet. These corporations require integrated solutions that span multiple countries, have guaranteed network availability, can deliver continuous increases in speed and capacity and provide local service and support. The demand for these managed data services has dramatically increased the size and growth rate of the communications marketplace.

   The size of the global communications market reached approximately $800 billion in 1998, according to the International Telecommunications Union. The market for data communications is one of the fastest growing segments of this market. According to IDC, a leading market research firm, the global data communications services market, which includes Frame Relay, ATM, intranet services, commercial Internet services and Web hosting, will be approximately $27 billion in 2001, and will have a compound annual growth rate of 32% from 1998 to 2003. Within this market, we focus on cross-border managed data communications services for multinational corporations, which is projected to grow from $4.1 billion in 2000 to $15 billion in 2003, an estimated compound annual growth rate of 53%.

 Industry Drivers

   We believe that there is an attractive opportunity for marketing managed data communications services to multinational corporations which results from the following factors:

  . globalization of business and increased need for connecting international locations;

  . rapid expansion of Internet-based applications;

  . rising importance of data communications as a service critical to a corporation's success; and

  . increased outsourcing of corporate data communications.

   Globalization of business and increased need for connecting international locations. Over the past several decades, corporations have significantly increased the international scope of their businesses. These corporations have opened and made direct investments in branch offices, factories, and other local representative facilities around the globe. It is critical for these corporations to share information accurately and expediently between their geographically dispersed locations, as well as with travelling and telecommuting employees. New technologies and advanced remote access alternatives are enabling these geographically dispersed employees to connect to corporate and public networks at greater speeds, as well as from more varied locations.

   Rapid expansion of Internet-based applications. Internet-based applications are rapidly expanding as an important medium for global communications and e-commerce with the potential to connect a large number of geographically dispersed offices, employees, customers, suppliers and partners. Internet-based applications have emerged as a strategic component of business, and investment in Internet services has increased dramatically. The public Internet's lack of reliability and security for mission-critical data communications, however, has forced many corporations to seek assistance from service providers and data network companies to enhance the quality of their Internet communications or to design and implement high performance private networks.

   Rising importance of data communications as a service critical to a corporation's success. An increasing number of businesses are investing in data networks to achieve higher levels of productivity and lower operating expenses. Increasingly, corporate intranets, public Internet Web sites, extranets and other managed data networks are creating competitive advantages for companies that use them to foster internal communications, e-commerce, source supplies, recruit new employees, communicate with customers, penetrate new market segments and collect market information. Corporations are demanding that their networks deliver data quickly, consistently and globally and that these networks can be upgraded as the complexity of the applications grows and technologies change. Corporations also require networks that operate 24-hours a day, seven days a week, and offer application support and a broad range of functions, such as security, remote access and reliability.

   Increased outsourcing of corporate data communications. Corporations are focusing their resources on their core competencies. Investing in resources and personnel required to maintain in-house private corporate networks is costly and difficult, especially given the shortage of technical talent and risk of technological change. The ongoing expansion of multinational businesses and developments in technology, have made it difficult for in-house solutions to keep pace with corporate needs. Therefore, corporations have sought third parties to provide managed data communications services. Given the costs and difficulties involved in implementing international network solutions, we believe that multinational corporations are even more likely to outsource their cross-border data communications needs.

Business Strategy

   Our goal is to be the leading provider of global data communications services to multinational corporations. We will continue to:

 Focus on multinational clients that require data communications solutions

   We will continue to focus on multinational corporations with cross-border managed data communications needs. We believe that the rapid pace of technological change, and the resultant complexity and cost of network communications services, are causing large multinational corporations to outsource their data communications services to focus on their core competencies. Our flexible network architecture, local presence in more than 60 countries and consultative sales approach allow us to tailor our data communications solutions to meet our clients' needs. Given the global reach of our network, our local support services and our reputation for reliable and innovative services, we believe we can further penetrate the market for global data services. Between 1996 and 2000, we increased our penetration of the top 500 corporations in Business Week's 1998 Global 1000 from 21% to 35%. As part of this strategy, we have launched a global branding program to increase awareness of our services and the Infonet brand.

 Upgrade and expand our global network

   We intend to continue to invest significant capital resources to upgrade and expand further The World Network to maintain our competitive advantage. We are in the process of making significant purchases of transmission capacity on major terrestrial and undersea routes. We believe that these investments will enable us to exploit economies of scale associated with high volume transmission capacity and better meet our clients' requirements for higher speed connections. Also, as part of this strategy, we continue to expand the deployment of ATM backbone switches that will connect our core network nodes around the world. We believe this ATM-enabled network will provide greater capacity and improved functionality. We expect to use our ATM-enabled network as a platform to offer a broader range of value-added services that combine voice, video and data.

 Develop innovative, value-added solutions

   We are continually developing new solutions to meet our clients' rapidly changing needs due to technological advances and the globalization of their businesses. For example, we were the first to offer multiple levels of Frame Relay service to our clients, providing them the flexibility to manage standard, as well as mission-critical operations effectively through one service. In 1998, we were awarded the Data Communications magazine "Hot Product of the Year" award for our Frame Relay service, marking the sixth time in seven years we have won this award for innovative services. With the expansion of our ATM backbone we will begin to offer to our clients a broader range of innovative, value-added services, including voice, video and data. We intend to continue developing these services through internal expansion and partnerships to allow us to derive additional revenue from our existing client base and to attract new clients.

 Strengthen our sales and customer support structure

   Our country representatives play a major role in the sales and marketing, local client support and implementation of our services on a global basis. Our country representative strategy has allowed us to expand geographically without the related financial and managerial costs associated with building large numbers of wholly-owned multinational sales and support operations. We are constantly evaluating new opportunities to expand our sales channels through the addition of new country representatives and alternate sales channel partners. In the last three years, we have expanded into seven new countries and have added 14 new alternate sales channel partners. Our strategy is to capitalize on the strength of our country representatives and alternate sales channel partners to build market share among multinational corporations. We may also pursue this strategy through targeting other companies for acquisition that can supplement our core business.

 Provide the highest level of quality, security and reliability for our services

   We are committed to maintaining the highest level of quality, security and reliability in delivering data communications services over our network. Using our network management tools and systems, we are able to proactively monitor our global network operations and respond quickly to client problems, 24-hours a day, seven days a week. We consistently meet or exceed our 99.7% quality standard, reflecting our guarantee of network availability. In addition, we support our clients through our extensive local operations. To ensure this quality, we continue to make investments in client service and support, and continually evaluate our performance in order to retain our valued clients. We also continually hire and train experienced and technically sophisticated network support and services personnel. We are committed to adhering to these quality standards, in part by maintaining our ISO 9001 certification.

Our Service Solutions

   We provide services to meet clients' global data communications needs. We offer clients either individual services that they can use as part of their own networks or more integrated solutions that combine several of our services. Examples of how our services and solutions meet our clients' needs include:

  . For Leading Hotels of the World, Ltd., one of the world's oldest and largest luxury hotel companies, we provide the global network that is used to carry out the reservations and related activities of 300 hotels in 66 countries;

  . For Allergan, Inc., a global health care company, we manage data communications between 40 offices, 4,500 desktop computers and 6,000 employees around the world;

  . For KBC Bank NV, a major European commercial bank, we provide managed data communications services to branch offices in 66 cities located in Europe and Asia; and

  . For Hellmann International Forwarders, Inc., a German freight services company, we provide the global network to integrate their offices in 40 countries and integrate their different e-mail and messaging systems.

   Our services are organized into four categories: Network Services; Consulting Integration and Provisioning Services; Application Services; and Other Communications Services.

Network Services

   We offer multinational corporations and our sales channel partners private managed data services. Our clients use these services to manage information among their worldwide locations. For example, manufacturing companies use our services to integrate production and inventory schedules, technology companies use our services to transmit design files and financial institutions use our services to connect their trading desks. Typically, clients employ these services to transmit information that is critical to their daily operations. Within Network Services, we offer Frame Relay, ATM, Private Internet, Global Internet, MultiMedia and Remote Access.

   Frame Relay Services. Our Global Frame Relay service is the largest component of our Network Services. We offer three levels of Frame Relay service to meet the specific performance characteristics of our clients' applications. A premium level Frame Relay service is available for our clients' mission-critical, interactive applications requiring the highest level of performance and network availability. For example, clients use this service to enhance the performance of and maximize their investment in enterprise resource planning software. Clients use our second level Frame Relay service for multi-protocol applications with less stringent response time requirements such as remote printing, intranet browsing, collaborative software and large file transfers. Our third level Frame Relay service is most suitable for clients using applications with lower performance requirements which are less sensitive to longer response times such as Internet browsing, e-mail and small file transfers.

   Broadband Services. Our Broadband services, more advanced than Frame Relay, IP, and X.25 technology enable us to address the rapidly emerging requirements for high speed integrated voice, video and data services, as well as the delivery of bandwidth-intensive applications, such as video conferencing and advanced voice, video and data services.

   Private Internet Services. As part of our Network Services, we offer our clients a private Internet solution. Our Private Internet Services use Internet Protocol, or IP, to provide corporate networks functionality similar to the public Internet but with the performance characteristics of The World Network. This means that clients can effectively run mission-critical applications using cost effective Internet development tools on our high performance private network. Our Private Internet Services are ideal for corporations seeking to establish extranets or to engage in e-commerce.

   Global Internet Services. Global Internet Services provide dedicated and dial-up connectivity to the public Internet. We offer our multinational clients dedicated and dial-up public Internet access from our locations through a series of peering agreements and transit relationships with other global Internet Service

Providers, or ISPs. This service is attractive because clients can deal with a single provider instead of a different ISP in each country. We provide a completely managed service with local support, network management and 24-hour operations. We also produce one consolidated invoice for all services.

   MultiMedia Services. We provide high quality packetized voice services, referred to as our MultiMedia Services, which can be used independently or in combination with our managed data services. We deliver high quality, cost-effective voice services by using a technology that we developed with Nortel. We can easily add office-to-office voice communications for clients that are using our managed data services by connecting their voice telecommunications systems to The World Network. We can also offer single-site companies such as shippers, importers/exporters and telemarketers connections to the local public telecommunications network. We can offer all of these voice services on a single global invoice with location and call detail as well as customized dial-plan capability. We expect to expand our MultiMedia Services to include video services in the future.

   Remote Access Services. We offer our clients a variety of remote access services on a wireline and wireless basis. Our remote access services provide our clients' employees, who are travelling or who are located remotely, with access to the same network applications that would be available if they were at their primary office. Using our services, applications such as enterprise resource planning, file sharing, Internet access and e-mail are accessible with higher levels of security and performance than would normally be provided by accessing these networks via the public Internet. We contract with one of the industry's leading suppliers of enhanced security products to offer these security products to provide greater security than traditional password systems. As a result, our remote access service provides connectivity for "virtual offices" anywhere in the world, quickly, securely and cost-effectively. We provide dial-up connectivity through The World Network to insure secure access for our clients' employees, business partners and customers. We also provide worldwide virtual private network connectivity for remote offices and local area networks, or LANs, that support small office/home office, business partner/client support networks and basic Internet access requirements. We can offer this service through telecommuters' home computers, through toll free dial-up service or via mobile phones connecting to our network via the local public telecommunications network or via access methods appropriate to wireless data telephony.

Consulting, Integration and Provisioning Services

   We offer integration, provisioning and implementation services to our clients to implement the "last-mile" part of the solution. Our country representatives provide the on-the-ground support and local implementation necessary to deliver these services on a global basis. As part of the integrated solution, the country representatives provision leased lines to connect our clients' sites to The World Network. In addition, they procure, install and maintain the appropriate customer premises equipment. We believe few other global data communications service providers can provide these localized services on a global scale and our local presence is a significant competitive advantage. As part of the comprehensive solutions we offer, we also provide consulting services to assist our clients in integrating our data communications services into their operations.

Application Services

   Our Application Services include messaging and collaboration services that provide an attractive alternative for businesses that prefer to outsource their business messaging activities. We provide three types of messaging and collaboration services. First, we host e-mail services for our clients using Microsoft Exchange and Lotus Notes software. Our e-mail hosting activities include management of the client servers, software support and service, and e-mail translations to telex and fax. Second, we have developed a proprietary global unified messaging and collaboration service and software solution called MailMail. MailMail enables voicemail, fax, telex, paging and e-mail messages to be aggregated and forwarded to a single e-mail location, accessible via the public Internet. We offer MailMail as an alternate enterprise-wide e-mail service to our multinational clients, and we license it to other ISPs. Third, our X.400 service enables our clients to exchange information between different e-mail systems in a seamless and secure manner.

   We offer hosting of Web sites, referred to as Web hosting services, to clients who wish to outsource their Web sites and other Internet applications. We run clients' servers for them at an operations center with high bandwidth Internet connectivity, redundant power and disaster recovery provisioning. We can connect hosting centers to the clients' private network, and we also offer firewall and security services.

Other Communications Services

   Our highly reliable, widely available and cost-efficient X.25 service is typically used for lower performance applications requiring secure connectivity. X.25 is a widely deployed and proven technology frequently used in developing countries where high speed transmission capacity is not available.

Global Network Management/Local Support

   The World Network is the physical platform across which we deliver all of our services. Our Global Network Management/Local Support infrastructure is the combination of support, billing, management and personnel, which allows us to offer our solutions seamlessly throughout the world.

   We deliver our services through an infrastructure comprised of technology, connectivity, tools, processes and personnel. We provide seamless global performance through our network of nodes, switches, circuits and terminating devices, combined with the management systems and processes for change, configuration, security, billing and accounting. Changes, upgrades and enhancements to our network are possible given our common information, management and tracking infrastructure.

   We develop client solutions through a collaborative effort among the country representatives responsible for serving each client location. To ensure the quality of the solution provided, an experienced global project management team overseas the deployment of the client solution, using a highly-developed set of systems, processes and infrastructure, which have been developed, tested and improved over the last 30 years. After installation, our integrated global billing system allows clients to receive a single invoice for all services. We believe the time and capital required to duplicate our global capabilities provides us with a significant competitive advantage.

Development of Innovative Services

   We are recognized in the industry as an innovative developer of products and services. For example, Data Communications, a leading magazine covering enterprise networking, has repeatedly recognized our achievements. In January 1998, it awarded us a "Hot Product of the Year" award for our innovative Frame Relay technology. This marked the sixth time in seven years that an Infonet service earned this distinguished award. In addition, we released multiple levels of Frame Relay service in 1998 and IP service in 1991, in each case, more than one year before our competitors. Designing solutions for our clients keeps us closely involved with new market requirements, the most promising of which are added to our ongoing service development programs.

Client Base

   We have more than 2,400 multinational clients which typically have between 15 and 25 locations and are diversified across both industry groups and geographic regions. We provide our services to many of the world's largest multinationals including Allergan, Baan, Microsoft, Nestle, Nokia, Pharmacia and Volkswagen. Our 35% share of the top 500 corporations in Business Week's 1998 Global 1000, an annual list of the world's largest corporations, is evidence of the central role that we play in the global data communications industry. No single client comprised more than 2% of our revenues in fiscal year 2000.

   A substantial portion of our revenues are under contract for one to three years. The act of switching service providers not only has the potential to compromise the security and performance of the client's network, but also presents a significant inconvenience, particularly to larger clients using a number of our services. Therefore, we believe that our larger clients typically are reluctant to terminate their contracts with us.

Country Representatives

   Our country representative structure gives us global reach and strong local presence in the countries in which we operate. The country representative structure emerged from our historical relationship with major telecommunications companies such as Deutsche Telekom, Embratel (Brazil), France Telecom, Singapore Telecom and Telekom Malaysia. We have enjoyed strong relationships with our 55 country representatives. A total of 14 country representatives have been with us for more than ten years and 29 have been with us for more than five years.

   Our consolidated country representatives consist of nine separate country representatives that provide service in 14 countries. Our consolidated country representatives accounted for approximately $179.1 million of our revenues in fiscal year 2000, representing about 37% of total revenues. In addition to our consolidated country representatives, we have 46 non-consolidated country representatives which, together with our consolidated country representatives, provide service in more than 60 countries. In the aggregate, our country representatives accounted for approximately 74% of our revenues in fiscal year 2000.

   We are the principal service provider to our clients and control the delivery of all services to them on an end-to-end basis. We centrally control and configure our network and rely on our country representatives to deliver our services and maintain The World Network locally. We rely on our country representatives for insights into local operating, regulatory and market conditions. They are involved in sales and marketing, operations, network management and client support. Depending on the geographic location and needs of a client, country representatives from different countries will collaborate with each other when making sales presentations. Country representatives manage accounts on a daily basis and are the first point of contact for clients, generally providing service in the local language. To minimize our regulatory hurdles, each country representative is a party to a legal contract with the client. Once a new client has signed a contract, we configure the network for the service and coordinate with other country representatives to implement the solution for the client. Our country representatives take a lead role in implementing the last-mile part of the solution by provisioning leased lines and installing equipment at the client site. In addition, the country representatives provide local support for our services, operating our local network nodes and, in some cases, housing and operating components of the infrastructure for specific services on our behalf.

 Governance and Controls

   We have service agreements with all of our country representatives that govern our relationships. The agreements are generally non-exclusive and are essentially the same for all country representatives and generally have five year terms. These agreements provide the country representatives with:

  . the right to market and sell our services;

  . the right to use our trademarks and service marks;

  . access to operational and marketing documentation; and

  . training materials and sessions.

   The agreements give us:

  . the right to recommend prices;

  . the right to jointly set revenue targets with the country representatives;

  . the ability to terminate the agreement if the country representative fails to meet the revenue targets or if targets cannot be agreed upon for two consecutive years;

  . the ability to determine staffing of the local office jointly with the country representatives; and

  . in many cases, the right to appoint one of the three members of the Advisory Review Board, which governs the relationship between us and the country representative.

   The agreements outline the fees that the country representatives are required to pay us for access to our network. In addition, the agreements outline our compensation and pricing arrangements with the country representatives.

The World Network

 Overview

   We own and operate The World Network, one of the world's largest commercial global data networks in terms of geographic coverage accessible from over 180 countries. Our network supports several major protocols that allow us to offer a broad range of services. Our network structure allows us to respond quickly to our clients' changing needs for increased bandwidth, reliability and security while enabling us to manage data traffic patterns efficiently. Because we manage our network on an end-to-end basis, we are better able to control and customize the services delivered to our clients. The World Network has 14,468 ports connected by over 950,000 route-kilometers of data transmission circuits, most of which are over fiberoptic routes.

   The World Network is based upon a three-tier hierarchical structure which we believe provides a competitive advantage because it allows for efficient traffic management, higher performance and reduced cost. This three-tiered hierarchical structure is comprised of high bandwidth Global Switching Nodes, mid bandwidth Regional Switching/Access Nodes and Local Access Nodes.

   Global Switching Nodes: We use our Global Switching Nodes cost effectively to aggregate and distribute interregional network traffic flows. Equipped with Marconi high capacity ATM switches, these Global Switching Nodes are capable of accepting multiple channel inputs of data in excess of 45 Mbps. Our Global Switching Nodes are connected by fiberoptic transmission capacity and are currently located in the following fifteen locations: Amsterdam, Brussels, Dallas, Dusseldorf, Frankfurt, Kuala Lumpur, London, London-Docklands, Los Angeles, New Jersey, New York, Paris, Stockholm, Sydney and Tokyo. We plan to add additional Global Switching Nodes to further expand and enhance our ATM-enabled network around the world and to increase our transmission capacity to as high as 2.5 gigabits per second, or Gbps.

   Regional Switching/Access Nodes: We use our Regional Switching/Access Nodes to aggregate regional traffic and provide access to The World Network for clients with bandwidth-intensive applications. These nodes are equipped with Nortel Passport switches and Cisco hub and access routers. The Nortel Passport switches provide Frame Relay capability as well as high capacity access (at speeds of 2 Mbps to 45 Mbps) to the Global Switching Nodes through our backbone. The Cisco hub and access routers provide high capacity local access for our clients and aggregation services for regional IP traffic. The Cisco hub routers can also use the Nortel Passport switches for connection to the Global Switching Nodes to exchange data interregionally. Our 121 Regional Switching/Access Nodes are located in 49 countries around the world.

   Local Access Nodes: Our Local Access Nodes connect clients to The World Network at speeds generally less than 2 Mbps. These nodes enable our clients to connect to and use IP, X.25 and Frame Relay applications through dedicated and dial-up access. The Local Access Nodes are equipped with Cisco access routers, Nortel and Siemens X.25 devices and Ascend Dial Access devices. The Cisco routers provide dedicated IP access, the Nortel and Siemens devices provide dedicated access using X.25 and the Ascend devices provide dial-up access. Local access is available in 125 locations in over 60 countries. We are also able to extend our network reach to countries where the communications infrastructure is not available by using satellite services, which are integrated as part of The World Network.

 Local Access

   Clients can access The World Network either directly using a dedicated line or through dial-up services by connecting through Local Access Nodes, Regional Switching/Access Nodes, or via our interconnection with the national data network of our local telecommunications partners. A country representative arranges dedicated access through a leased line or via the national data network of the local telecommunications partner. Dial-up services offer local and remote access to The World Network through the local public telecommunications network. We plan to offer additional access methods and adapt them to our backbone for increased efficiency. Among those services planned or under review for clients that require higher speed access are ATM, digital subscriber line or DSL, and broadband wireless remote access. In remote locations clients can access The World Network via satellite services. Clients can choose to have us manage their entire provisioning and support at and between each client location.

 Backbone Capacity

   Our backbone connects all nodes on The World Network. Traditionally, we have obtained backbone capacity from major telecommunications carriers through short-term leases. We have begun, and expect to continue, to purchase capacity on major international and regional routes where it is economical to do so and where capacity is available for purchase or long-term lease. We are investing significant capital resources to expand and upgrade our network in order to maintain our competitive advantage. In collaboration with Hughes Electronics, we are also using satellite technology as a fill-in strategy to provide satellite links to The World Network where terrestrial connections or alternative paths for specific high availability applications may not be available. We increased our network capacity by more than 500% in 1999, and have accelerated this plan to meet capacity requirements.

 Network Protocols

   Our network strategy is to support a wide range of managed data communications services over a common infrastructure. As such, our global network infrastructure supports a variety of protocols including X.25, Frame Relay, IP and ATM. Our existing Frame Relay network is the basis for our delivery of seamless managed data communications services on a worldwide basis. Moreover, by using Frame Relay technology we are able to capitalize efficiently on The World Network's bandwidth to transport a variety of data traffic. We are implementing the new industry-standard IP versions and extensions to differentiate our network from other competitive networks.

   Our ATM-enabled network is able to support broadband services that require asynchronous networking capabilities (for example, video services), as well as provide transport for aggregated data between our Regional Switching/Access Nodes and our Global Switching Nodes. We believe our ATM-enabled network will be the transport platform for our managed data communications services in the future. We expect our ATM-enabled network will allow for the efficient and high-speed transport of voice, video and data traffic over a single network. This capability will not only enable us to further leverage our network assets, but also allow us to capitalize on the demand for anticipated new service offerings that combine voice, video and data. Furthermore, as client demand for additional bandwidth, faster transmission speeds and enhanced service quality increases for applications such as desktop videoconferencing, we believe our investment in ATM technology will position us as a leading provider of these services.

 Network Management

   We manage our network and monitor its operation 24-hours a day, seven days a week through two network control centers located in Los Angeles and Brussels and three global customer assistance centers in Los Angeles, London and Tokyo. The customer support operations consist of multilingual, technologically experienced staff in over 60 countries.

   Our network management infrastructure is an integral component of the seamless delivery and management of our suite of services. We proactively monitor the "real-time" status of over 10,000 network components that provide performance feedback on a daily basis. Consistent information is available to all global support entities using trouble tracking services, network alerts and alarms, change configuration and security management processes. We continue to enhance these capabilities by adding automation tools and providing on-going training.

 Network Security

   We have built and maintain an advanced security and control structure. Because we manage our global network from end-to-end, we maintain central control of network access, operations and maintenance. We protect our network through various means including firewalls, intrusion detection platforms, network address translation, filtering, and network architecture structures, as well as various dedicated network and remote access authentication processes.

 Backup Network Control Centers and Nodes

   We also have backup network control centers in Sacramento, California and Chantilly, Virginia, which we created to assume network control center operations in the event of a disaster or similar emergency. In addition, in order to lower the potential exposure from major failures or disasters affecting a node, we have implemented second nodes capable of assuming the traffic of our primary nodes. The fiber connections in the area and, where feasible, client access lines are split between the two nodes. Thus, transit traffic through a city can continue to flow in the event of a major failure or disaster affecting one of the nodes. We have implemented second nodes in the London-Docklands, Los Angeles, New York, New Jersey, San Francisco and Sacramento metropolitan areas.

 Circuit Diversity

   Nodes are connected with other nodes with at least two redundant connections, so that no single connection failure will result in the isolation of the node. The failure of a connection results in the automatic rerouting of traffic to one or more alternate network paths. In the event of a node outage, transit traffic is automatically rerouted to paths around the failed node. In addition, we have, over our operating history, sought to ensure that our circuits are, as much as possible, diversely routed so that a major failure by a carrier in a given route does not result in a total network outage to our clients.

 Disaster Recovery

   Under our Disaster Recovery Plan, we distribute our critical operations over two to three global regions which constantly share information with one another. These network control centers and customer assistance centers are essentially self-contained units located in diverse geographic regions, and thus provide natural disaster backup for each other as described below:

  . Network Control Centers in Los Angeles and Brussels;

  . Global Customer Assistance Centers in Los Angeles, London and Tokyo;

  . Second Level Customer Assistance in Los Angeles, Brussels and Tokyo; and

  . Third Level Customer Assistance in Los Angeles and Brussels.

   Within the backbone, we have attempted to minimize the risk of node outages by placing our nodes in highly secure facilities, and by requiring dual cable entrances, diversely routed circuits and uninterruptable power supplies. However, clients who need quick recovery from disasters or failures affecting a node can supplement their service with our Failure Recovery Service option, which provides access to an alternate Infonet node via a leased line, dial-up access backup or satellite services. We provide this service on an automatic or manual backup basis.

 Quality Standards

   We perform ongoing quality system audits and conduct client satisfaction surveys. As a result, we receive constant performance feedback to ensure that our quality systems meet client needs and our guarantee of 99.7% network availability. We have been awarded ISO 9001 certification for several of our services.

Sales and Marketing

   Infonet employs a multi-tiered distribution strategy in order to maximize growth, use of our network and economies of scale.

   Our multi-tiered distribution strategy consists of:

  . Direct Channels

  . Alternate Channels

    . Partners

    . Resellers

    . Licensed Distributors

 Direct Channels

   Direct Channel sales are carried out by our country representatives who are responsible for all of our sales activities in their respective territories. Each country representative maintains a sales force that directly calls on clients, coordinates the contract signing process and manages accounts on a daily basis. We begin our sales process by working with the client to gain an understanding of its business needs so we can tailor a solution to meeting its specific requirements. The sales force for each country representative applies its knowledge of the local operation, regulatory and market conditions to market our service offerings effectively to best meet the needs of the local client base. In addition, we provide centralized sales and marketing support for our country representatives. We conduct sales training centrally and within each sales region and use computerized training to reinforce classroom training. Direct sales channels accounted for approximately 74% of our revenues in the year ended March 31, 2000.

 Alternate Channels

   Our Alternate Channels sales structure is comprised of partners, resellers and licensed distributors.

   The partner designation is given to major telecommunication companies that are focused, as evidenced by a financial commitment, on selling global network services provided by Infonet to multinational companies in its markets. Partners are allowed to sell the totality of Infonet's product line. Deutsche Telecom, KPN, SBC Communications, Swisscom and Telia are categorized as partners.

   Resellers are major telecommunication companies and other value added resellers that sell very specific Infonet network services to multinational companies in their market. WorldCom, Qwest, and Genuity are examples of companies that make up our reseller channel.

   Licensed distributors are telecommunication companies that are licensed to sell Infonet services to multinational companies in their home market or in extended markets. Arcor, Eircom and Siris are examples of companies that sell our services as licensed distributors in their home markets. KDD and Telstra sell Infonet service outside of their respective home markets as licensed distributors.

   In almost all cases, customers are fully aware that the provider of the service is Infonet as the in-country support is provided by Infonet's Direct Channel organization. Our Alternate Channels are primarily involved during the pre-sales period and Infonet is primarily involved in the post-sales activities, and during the post-sale period as the provider of the service.

   Our Alternate Channel agreements are typically multi-year contracts. Alternate Channels sales accounted for approximately 26% of our revenue in the year ended March 31, 2000.

 Promotion and Advertising

   We recognize that strong brand development and increased name awareness is crucial in obtaining market share. In addition to print advertising, our promotional, merchandising and market communications programs during the year included participation in major industry events including International Telecommunication's Tradeshows at Telecom '99 in Geneva and in CommunicAsia '99 in Singapore. In addition we participated in a number of industry business seminars and information/IT training sessions to expand the awareness of our products and services.

   In 1999, we began a new global promotional campaign to increase awareness of the Infonet brand name and our service offerings. We increased our spending in this program from approximately $3 million in 1998 to approximately $7 million in 1999. This global program included an expanded presence of print advertising in the world's leading newspapers such as the Financial Times, The International Herald Tribune and the Wall Street Journal Europe. Increased advertising placements were made in business magazines such as Business Week Europe and Newsweek Europe. There was also an increase in the number of Infonet promotional posters located in high traffic locations in many of the world's major international airports including Hong Kong, Frankfurt Airport in Germany and an expanded presence at Heathrow airport in London. Awareness was further supported by a presence in industry trade magazines and newspapers and use of selected in-flight magazines found on selected international air carriers such as United Airlines and Singapore Airlines.

   Our "e-marketing' efforts saw expanded use of and support of www.infonet.com, our primary website available on the Internet. We also continued with the publication of "Infonet client success stories' in a company published magazine called Global Connection, which is published a number of times throughout the year and most recently included client testimonial success stories featuring Volkswagen, Leading Hotels, Nestle and Turner Broadcasting.

Access to Multinational Corporate Clients of KPN, Swisscom and Telia

   In our ongoing efforts to sell our services to multinational corporations, on September 30, 1999, we entered into agreements with AUCS Communications Services N.V., Unisource, the owner of AUCS, and the three companies that own Unisource, KPN, Swisscom and Telia.

   Our agreements with KPN, Swisscom and Telia give us access to approximately 1,077 multinational corporate clients that were being served by AUCS as well as additional multinational clients to which KPN, Swisscom and Telia may provide services in the future. These agreements will increase the number of multinational corporate clients to which we may offer our services.

   We have assumed the obligation to provide the multinational clients with the services currently provided to them by AUCS under the terms of an agreement that assigns existing distribution agreements to us. We also intend to migrate these multinational clients to our services as a supplement or replacement for services previously provided by AUCS and over time as new services provided by Infonet predominate. We expect that this will result in normal and transparent migration of the multinational clients onto The World Network. During the transition period, we will continue to use the AUCS platform to deliver all or some of the services provided to the multinational clients, which for convenience we refer to as the AUCS services.

   We obtain the AUCS services provided to the multinational clients under the terms of a services agreement with AUCS, which is based on our standard services agreement. The pricing of the AUCS services provides us with an agreed-upon approximately 20% gross margin on the provision of these services. The services agreement is terminable upon 180 days' notice by any party.

   We also entered into a call option for the underlying tangible assets of AUCS. Until September 2002, the option allows us to purchase any and all of the AUCS tangible assets at fair market value not to exceed $130 million. The call right allows us to purchase the assets of AUCS so that we can continue to offer the AUCS services to our clients if the services agreement is terminated. The call option may be subject to regulatory approval and is conditioned upon AUCS ability to continue to fulfill its contractual obligations to third parties.

   We intend to migrate these multinational clients to The World Network as the need for new or supplemental services arise. As of March 31, 2000, although it is early in the process, the migration of multinational clients onto The World Network has been slower than planned due to the retraining of distributors and the implementation of other transition activities.

Industry Participants and Competition

   The growth and potential size of the data communications industry has attracted many new entrants as well as existing businesses from several industries. Current and prospective industry participants include multinational alliances, long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national, local and regional ISPs. In addition, we expect that the predicted growth of the data communications market will attract other established companies and multinational alliances. Further, there are established and start-up companies building global networks and beginning to offer data communications as part of a comprehensive communications services portfolio. Our competitors include AT&T, British Telecommunications PLC, or BT, Equant N.V., France Telecom, and WorldCom, Inc. and new entrants such as Global Crossing Ltd. and Qwest Communications International Inc. We compete in highly fragmented markets. Most participants specialize in specific segments of the market, such as access and/or backbone provision, managed access, such as intranets and extranets, application services such as Web hosting; security services, and communication services, such as IP-based voice, fax and video services and commercial e-mail. Many of these existing and potential competitors have greater financial resources than we do.

   We believe that competition in the data communication market is mainly a function of the ability to offer a broad variety of innovative services available on a reliable network supported by an effective service organization. We believe that the key factors to our competitive position in this market are:

  .  our global reach;

  .  our full range of value-added services;

  .  the reliability of our extensive global network; and

  . our extensive country representative structure and the support it provides to our clients.

Regulation in the United States

 Overview

   We operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934, as amended, and as an enhanced service provider, as that term is defined in the Federal Communications Commission ("FCC") rules. The FCC currently does not regulate the data communications systems we operate in the United States because our special services features enhance the basic data transmission facilities offered to clients by connecting them to data switches or processors. These networks generally are referred to as value-added networks and are targeted to the data transfer requirements of the specific clients. The FCC also does not regulate value-added services such as voicemail, facsimile, database access, storage and retrieval services, store-and-forward messaging services, network management services, and Internet access, which are not encompassed in the FCC's definition of "basic telecommunications services" and which we refer to as enhanced services. Collectively, these services are classified for regulatory purposes as "information services." In most foreign jurisdictions we operate as a value-added network provider. Our operations currently are not regulated by the FCC, the states or the governments in the other countries where we operate. Although we do not operate as a common carrier, we hold authorizations to provide international services in some countries on a common carrier basis. We have obtained common carrier authorizations only in those countries in which such authorizations are useful in securing more favorable terms in our capacity or facilities leases or interconnection arrangements. These authorizations require us to comply with specified regulatory filing and reporting requirements. To the extent that we begin to offer regulated telecommunications services as a common carrier, we will become subject to additional rules and policies.

   Various existing U.S. federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the telecommunications industry operates. In addition, some foreign governments are actively considering regulation of some of the services we offer. We cannot predict the outcome of these proceedings, or the impact they may have on the telecommunications or information services industries generally, or on us particularly. In addition, we cannot assure you that future legislative, regulatory or judicial changes in the United States or in other countries in which we operate will not have a material adverse impact on our business.

 FCC Policy on Enhanced Services

   In 1980, the FCC created a distinction between "basic" services, which it regulates as common carrier services, and enhanced services, which remain unregulated. The FCC exempted enhanced service providers from federal regulations governing common carriers, including the obligation to pay access charges and contribute to universal service. The Telecommunications Act of 1996 established a similar distinction between "telecommunications services" and "information services." Changing technology and changing market conditions, however, have made it increasingly difficult to discern the boundary between unregulated and regulated services.

   In general, information services are value-added services that provide access to regulated transmission facilities only as part of a services package which also uses network or computer software to change or enhance the information transmitted. We believe the services we provide come within this definition. Because the regulatory boundaries in this area are unclear and subject to dispute, however, the FCC could seek to characterize some or all of our services as "telecommunications services." If that happens, our services would become subject to FCC regulation, although the impact of that reclassification is difficult to predict. In general, the FCC does not regulate the rates, services, and market entry and exit of non-dominant carriers, but does require them to contribute to universal service and comply with other regulatory requirements.

 U.S. Licenses

   Although we do not currently provide regulated telecommunications services, we are authorized under Section 214 of the Communications Act of 1934, as amended, to provide global switched, data, voice, value-added and private line services on a common carrier basis. We received authorization to provide these services as a facilities-based common carrier in January 1999 and to provide these services as a reseller in July 1999. We obtained these licenses because we believe they allow us to procure the facilities and capacity we need between the U.S. and foreign points under more favorable terms and at lower cost than we could otherwise obtain. Although we do not currently provide regulated telecommunications services, our FCC licenses subject us to certain reporting and filing requirements.

 FCC Regulatory Requirements

   As noted above, our operation of networks does not currently subject us to regulation in the U.S. either at the federal or state level. As an authorized international common carrier, however, we are regulated by the FCC. In the United States, authorized international carriers are subject to various annual reporting requirements as a condition of their licenses. Each year, we must submit data to the FCC concerning our international traffic as well as the status of our international circuits. We must also file an annual employment report to comply with the Commission's Equal Employment Opportunity policies. International common carriers are also required to file a tariff containing the rates, terms and conditions applicable to their services before initiating international telecommunications services. If we fail to maintain proper federal tariffs or certifications, or if there is any finding by the FCC that we are not operating under permissible terms and conditions, this may result in an enforcement action against us or an investigation, either of which could impose upon us substantial penalties, including the loss of our licenses to provide telecommunications services.

   If we begin providing interstate, international telecommunications services on a common carrier basis, we will be required to file additional reports concerning our interstate and international traffic revenues. We also may be required to contribute a percentage of these revenues to governmental funds including Universal Service, Telecommunications Relay Service, Number Portability, and the administration of the North American Numbering Plan. We will also be subject to annual regulatory fees assessed by the FCC.

 FCC Policies Applicable to Regulated International Traffic

   If we begin to operate as a common carrier, we will be required to comply with additional FCC policies governing international common carriers. For example, the FCC requires carriers such as us to report "significant affiliations," as defined by the FCC, with global carriers that have market power in the countries in which we operate. In addition, the FCC administers a variety of international service regulations, including the international settlements policy. The international settlements policy governs the settlements between U.S. carriers and their foreign correspondents of the cost of terminating traffic over each other's networks, as well as the accounting rates for settlement. The FCC has considerably relaxed this policy in its implementation of the 1997 World Trade Organization Agreement on Basic Telecommunications ("WTO Agreement"), which went into effect in January 1998. Representing 90% of worldwide telecommunications traffic, the 72 signatory countries to the WTO Agreement agreed to open their telecommunications markets to competition and foreign ownership. We believe that this agreement, and its implementation by the signatory countries, will provide us with significant opportunities to compete in markets in which we did not previously have access, and to provide end-to-end facilities-based services to and from these countries.

   The regulatory requirements that may affect our operations continue to evolve as a result of the WTO Agreement, federal legislation, court decisions and new and revised policies of the FCC. In particular, the FCC continues to refine its international service regulations in order to promote competition, to reflect and encourage deregulation in foreign countries and to reduce international accounting rates toward cost. Among other things, these changes may increase competition and alter our ability to compete with other similar service providers or to introduce new services. Any change in applicable regulatory requirements may have an impact on our operations in a way that we cannot predict.

Regulation in Non-U.S. Markets

   Although most countries impose little or no regulation on our network operations, the laws and regulations governing our services are under review in many countries outside the U.S. and are subject to change. Consistent with our strategy of obtaining licenses or authorizations to provide regulated services when we are able to obtain more favorable facilities or capacity lease terms or interconnection arrangements, we have obtained facilities-based authorization to provide telecommunications services in the United Kingdom. We anticipate filing requests for authorization in several other countries as well. In some countries we are able to obtain the more favorable arrangements we seek simply by notifying the relevant government authority that we intend to operate on a common carrier basis. In other countries, we are engaging in discussions with foreign regulators to determine whether we must apply for authorization in order to acquire or lease facilities or interconnect with other carriers.

Employees

   As of March 31, 2000, including our consolidated country representatives, we had a total of approximately 859 employees, 219 of which are located internationally. There are approximately 481 additional dedicated Infonet personnel who are employed by our non-consolidated country representatives, all of whom are based internationally. We have not experienced any work stoppages and consider our relations with employees to be good. None of our employees is represented by a labor union.

                                  RISK FACTORS

   Investing in our common stock involves a high degree of risk. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price of our Class B common stock could decline, and you could lose all or part of your investment.

We may not be able to achieve our strategic objectives unless we successfully, timely and cost-effectively expand our network and manage our growth.

   We must continue to develop and expand our network infrastructure as the number of clients and the amount of information they wish to transport as well as the number of services we offer increases. The expansion and development of our network infrastructure will require substantial financial, operational and management resources. We may not be able to expand our network adequately to meet the demand for increased usage. If we do not expand our network rapidly enough, additional stress may be placed on our network hardware, traffic management and other systems and operating facilities. Our network may be unable to service a substantial number of additional clients while maintaining high performance and competitive data transmission speeds.

   A variety of factors, uncertainties and contingencies that are beyond our control such as the availability of transmission capacity, price of transmission capacity, continued deployment of our ATM-enabled network, local regulations and availability of country representatives or other third-party sales and support channels will affect the continued expansion of our network. Currently, there is substantial volatility in the market price for transmission capacity. We are investing significant capital in acquiring transmission capacity at current fixed prices. These prices are anticipated to decline in the future. We cannot assure you that actual expansion costs or the time required to complete our network will not substantially exceed current estimates. A failure to continue to expand our network may have a material adverse effect on our ability to service our clients and to grow our business.

   Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management, financial controls, operating and accounting systems, personnel and other resources. We currently rely on a relatively small core management team. As we grow, we must not only manage demands on this team but also increase its management resources, among other things, to continue to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. In addition, our network infrastructure, technical support and other resources may not be sufficient to facilitate our growth. If we do not successfully manage our growth, we may be unable to adequately support our clients' communications needs in the future.

   If we are unable to maintain our country representative and third-party sales channel relationships, then our ability to sell and support our services may be negatively impacted.

   We are and will continue to be significantly dependent on a number of third-party relationships, including our non-consolidated country representatives, to market and support our services. Many of our arrangements with third-party providers are not exclusive and may be terminated at the convenience of either party. We cannot assure you that these third parties regard our relationship with them as important to their own respective businesses and operations, that they will not reassess their commitment to us at any time in the future or that they will not develop their own competitive services.

   We may not be able to maintain or form new relationships with third parties that supply us with clients, software or related products that are important to our success. Accordingly, we cannot assure you that our existing or prospective relationships will result in sustained business partnerships, successful service offerings or the generation of significant revenues.

   We rely on our country representatives for some of the support and local implementation necessary to deliver our services on a global basis. We also rely on these country representatives for insights into local operating and market conditions. The failure of these country representatives to perform their tasks or operate their business effectively could, in turn, adversely affect our business. In addition, we sometimes provide our country representatives with equipment and installation services to facilitate our market participation. We may have limited recourse, or potentially no recourse, if they do not perform the services that we expect them to perform, and we may not be able to recover our equipment. Our recourse may be limited because the local laws and judicial system may not be effective in enforcing our rights. Also, our country representatives are parties to the legal contracts with clients. If these agreements are terminated, the clients have no obligation to purchase our services.

   In addition, we frequently depend on our country representatives to obtain the regulatory approvals and licenses that we need to offer our communications services in other countries. In some cases, we cannot determine whether they are complying with local regulatory laws or taking the steps necessary to maintain proper licenses and permits. If any of our country representatives lose their telecommunications licenses, whether by violating local laws or otherwise, our business could suffer.

We continue to expend extensive managerial and operational resources to transition the multinational clients of KPN, Swisscom and Telia which may not ultimately provide a corresponding increase in revenues.

   The multinational corporate clients of KPN, Swisscom and Telia, currently using AUCS services, have no obligation to use our services. As a result, we cannot assure you that any significant number of these clients will continue to use the AUCS services we will provide or transition to The World Network during the next 12 to 18 months or at all. We cannot assure you that the clients which do transition to our network will continue to purchase our services or, if they continue to use our services after the transition, that they will purchase as many or more services from us than they did from AUCS. Thus, our access to this additional client base may not yield substantial additional revenue.

Delays in receiving transmission capacity or delays in equipment delivery or loss of our equipment suppliers could impair the quality of our service and our growth.

   We acquire, by lease or by purchase, transmission capacity from a wide range of suppliers, both to connect client premises to our network and for other network connections. We have from time to time experienced short-term delays in receiving the requisite transmission capacity from suppliers. We cannot assure you that we will be able to obtain these services in the future within the time frames required by us and at a reasonable cost. Any failure to obtain transmission capacity on a timely basis and at a reasonable cost in a particular jurisdiction, or any interruption of local access services, could have an adverse effect on our service levels and our growth.

   The switches and routers used in our network are provided primarily by Nortel Networks Corp. and Cisco Systems Inc. These suppliers also sell products to our competitors and may become competitors themselves. We may experience delays in receiving components from our suppliers or difficulties in obtaining their products at commercially reasonable terms. If we are required to seek alternate sources of switches and routers, we are likely to experience delays in obtaining the requisite equipment we need and may be required to pay higher prices for that equipment, increasing the cost of expanding and maintaining our network.

If our network infrastructure is disrupted or security breaches occur, we may lose clients or incur additional liabilities.

   We and other network services providers may in the future experience interruptions in service as a result of fire, natural disasters, power loss, or the accidental or intentional actions of service users, current and former employees and others. Although we continue to implement industry-standard disaster recovery, security and service continuity protection measures, including the physical protection of our plant and equipment, similar measures taken by us or by others have been insufficient or circumvented in the past. We cannot assure you that these measures will be sufficient or that they will not be circumvented in the future. Unauthorized use of our network could potentially jeopardize the security of confidential information stored in the computer systems of or transmitted by our clients. Furthermore, addressing security problems may result in interruptions, delays or cessation of services to our clients. These factors may result in liability to us or our clients.

The markets we serve are highly competitive and our competitors may have much greater resources to commit to growth, new technology or marketing.

   Our current and potential competitors include other companies that provide data communications services to multinational businesses, systems integrators, national and regional Internet Service Providers, or ISPs, wireless, cable television and satellite communications companies, software and hardware vendors, and global, regional and local telecommunications companies. In addition, we expect that the predicted growth of the data communications market will attract other established companies and multinational alliances. Further, there are established and start-up companies building global networks and beginning to offer data communications as part of a comprehensive communications services portfolio. Our competitors, which may operate in one or more of these areas, include companies such as AT&T, BT, Equant, France Telecom, and WorldCom and new entrants such as Qwest and Global Crossing. Our country representatives and suppliers could also become competitors either directly or through strategic relationships with our competitors. We have in the past and expect in the future to encounter competition as a result of the formation of global alliances among large telecommunications providers, such as the recently formed joint venture between AT&T and BT.

   Several of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the telecommunications industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

  . develop and expand their network infrastructures and service offerings more quickly;

  . adapt better to new or emerging technologies and changing client needs;

  . take advantage of acquisitions and other opportunities more readily;

  . devote greater resources to the marketing and sale of their products; and

  . adopt more aggressive pricing policies.

   Some of our competitors may also be able to provide clients with additional benefits at lower overall costs. We cannot be sure that we will be able to match cost reductions of our competitors. In addition, we believe it is likely that there will be consolidation in our market, which could increase competition in ways that may adversely affect our business, results of operations and financial condition.

Because we have international operations, we face additional risks related to global political and economic conditions.

   We operate in and intend to expand further into international markets. We cannot be sure that we will be able to obtain or build the necessary global communications infrastructure in a cost-effective manner or compete effectively in international markets. There are risks inherent in conducting business internationally. These include:

  .  unexpected changes in regulatory requirements;

  .  export restrictions;

  .  tariffs and other trade barriers;

  .  challenges in staffing and managing foreign operations;

  .  differing technology standards;

  .  employment laws and practices in foreign countries;

  .  weaker intellectual property protections;

  .  political, social and economic instability;

  .  costs of services tailored to specified markets;

  .  imposition of currency exchange controls; and

  .  potentially adverse tax consequences.

   Any of these factors could adversely affect our operations. In addition, if we are able to transition a substantial number of the AUCS multinational clients to our system, or if we derive significant revenues from the delivery of AUCS services, then a substantial portion of our revenues will be derived from European clients. Therefore, a future slowdown or recession in the European economy in particular could have a material adverse effect on our revenues and profitability.

Adverse currency fluctuations and foreign exchange controls could decrease revenues we receive from our international operations.

   We invoice all sales of services to our country representatives and sales channel partners in U.S. dollars. However, many of our country representatives and sales channel partners derive their revenues and incur maintenance and other costs in currencies other than U.S. dollars. The obligations of these country representatives and sales channel partners whose revenues are largely in foreign currencies will be subject to unpredictable and indeterminate fluctuations if those currencies change relative to U.S. dollars. Furthermore, these country representatives and sales channel partners may be or may become subject to exchange control regulations which might restrict or prohibit the conversion of their revenue currencies into U.S. dollars. The occurrence of any of these factors could have a material adverse effect on our current or future international operations.

   Our exposure to exchange rate fluctuations may increase while we transition multinational clients of KPN, Swisscom and Telia to The World Network because our receivables from these clients and our payables to AUCS under the services agreement for services provided to those clients will be denominated in different foreign currencies.

Our ability to retain our clients and provide them with new and innovative service offerings may suffer if we are not able to keep up with the rapid technological developments in our industry.

   The global communications industry is subject to rapid and significant technological changes, such as continuing developments of alternative technologies for providing high-speed data communications. We cannot predict the effect of technological changes on our business. We may rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to communications and networking technologies. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use to deliver our services. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and we may be unable to obtain access to new technologies and offer services in a competitive manner. Any new products and technologies may not be compatible with our technologies and business plan. We believe that the global communications industry should set standards to allow for the compatibility of various products and technologies. The industry, however, may not set standards on a timely basis or at all.

If members of our senior management team leave Infonet, then our ability to operate our business may be negatively affected.

   Our future success depends to a significant extent on the continued services of our senior management, particularly Jose A. Collazo, President and Chairman of the Board of Directors, Akbar H. Firdosy, our Chief

Financial Officer, and other members of our executive management team. The loss of the services of either of Mr. Collazo or Mr. Firdosy, or any other present or future key employee, could have a material adverse effect on the management of our business. We have employment agreements with Mr. Collazo and Mr. Firdosy. We do not maintain "key person" life insurance for any of our personnel.

Competition for highly-skilled personnel is intense and the success of our business depends on our ability to attract, retain and manage key personnel.

   Our future success depends on our continuing ability to attract, retain and motivate highly-skilled employees. As we continue to grow, we will need to hire additional personnel in all areas. Competition for personnel throughout the data and voice communications industries is intense. We may be unable to attract or retain key employees or other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we do not succeed in attracting sufficient new personnel or retaining and motivating our current personnel, our ability to provide our services could diminish.

Your share ownership may grant you limited voting power because our Class A common stockholders will control the outcome of stockholder votes.

   Our Class A common stockholders, in the aggregate, beneficially own all of our Class A common stock and approximately 80% of our Class B common stock, or more than 95% of our voting power. These stockholders will be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could have a material adverse effect on our stock price.

   We entered into a stockholders agreement with all of our Class A stockholders. This stockholders agreement provides that each Class A stockholder holding at least 14.95 million shares of our Class A common stock will have the right to designate one of our directors, and each Class A stockholder will agree to vote all of its shares in favor of the directors designated by the other Class A stockholders and for our president as a director. Accordingly, seven of the nine directors on our board will be appointed by our Class A stockholders.

   In addition, our revised certificate of incorporation contains provisions that require the approval of both 95% of the voting power of the Class A stockholders and two-thirds of the voting power of the Class A and Class B common stock voting together to take significant corporate actions such as changes to our share capital, or a merger, consolidation or liquidation. Based on the current ownership of our Class A common stock, we will not be able to undertake these actions without the approval of each of our Class A stockholders.

If we sustain continued operating losses, then your share value may be negatively impacted.

   We incurred operating losses of approximately $2.8 million and $28.8 million for the years ended March 31, 1998 and 2000. We cannot assure you that we will be able to achieve or sustain profitability from operations in the future.

Our quarterly operating results may vary which may cause volatility or a decline in the price of our Class B common stock.

   Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

  . the size and timing of significant equipment and transmission capacity purchases;

  .  the timing of new service offerings;

  .  changes in our pricing policies or those of our competitors;

  .  the timing and completion of our network expansion;

  . market acceptance of data communications generally and of new and enhanced versions of our services in particular;

  .  the length of our contract cycles; and

  . our success in expanding our sales force and expanding our distribution channels.

   In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to global communications capacity, depreciation, real estate and interest expenses and personnel, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Due to the factors noted above and the other risks discussed in this section, you should not rely on period-to-period comparisons of our results of operations. Quarterly results are not necessarily meaningful and you should not rely on them as an indication of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our Class B common stock may fall. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We face uncertain and changing regulatory restrictions which could limit our operating flexibility and increase our costs.

   The Federal Communications Commission, or the FCC, currently does not regulate the data communications systems we operate in the United States because our special services features enhance the basic data transmission facilities offered to clients by connecting them to data switches or processors. These networks generally are referred to as value-added networks and are targeted to the data transfer requirements of the specific client. The FCC also does not regulate value-added services such as voicemail, facsimile, database access, storage and retrieval services, store-and-forward messaging services, network management services, and Internet access, which are not encompassed in the FCC's definition of "basic telecommunications services" and which we refer to as enhanced services. Collectively, these services are classified for regulatory purposes as "information services" and are currently exempt from the common carrier regulations that apply to entities providing "telecommunications services." As a result, most of the services we provide are not currently subject to direct regulation by the FCC or the states. Future changes in legislation or regulation, however, could result in some aspects of our current operations becoming subject to regulation by the FCC or a state of the United States. If the FCC or a state seeks to regulate some segments of our activities as "telecommunications services," we cannot predict the impact, if any, that future regulation or regulatory changes may have on our operations.

   We currently hold common carrier authorizations to provide international telecommunications services between the United States and other countries. We apply for authorization as a common carrier in jurisdictions where we believe this authorization will decrease our costs. We also hold an international facilities license in the United Kingdom. Our licenses subject us to the jurisdiction of the relevant regulatory body which, in turn, may require that we make specified regulatory filings and pay attendant fees. Future regulatory, judicial and legislative changes in countries in which we operate may impose additional costs on us or restrict our activities. In addition, regulators or third parties may raise material issues with regard to our compliance with applicable regulations. Failure to comply with applicable laws or regulations in the United States, or other countries in which we operate, could prevent us from carrying on our operations cost effectively.

The law relating to the liability of online services companies and Internet access providers for data and content carried on or disseminated through their networks is currently unsettled and could expose us to unforeseen liabilities.

   It is possible that claims could be made against online services companies and Internet access providers under United States and/or foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on data or content disseminated through their networks, even if a user independently originated this data or content. Several private lawsuits seeking to impose liability upon online services companies and Internet access providers have been filed in U.S. and foreign courts. While the United States has passed laws protecting Internet access providers from liability for actions by independent users in limited circumstances, this protection may not apply in any particular case at issue. In addition, some countries, such as China, regulate or restrict the transport of voice and data traffic in their jurisdiction. The risk to us, as an Internet access provider, of potential liability for data and content carried on or disseminated through our system could require us to implement measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue some of our services. Our ability to monitor, censor or otherwise restrict the types of data or content distributed through our network is limited. Failure to comply with any applicable laws or regulations in particular jurisdictions could result in fines, penalties or the suspension or termination of our services in these jurisdictions. The negative attention focused upon liability issues as a result of these lawsuits and legislative proposals could adversely impact the growth of public Internet use. Our professional liability insurance may not be adequate to compensate or may not cover us at all in the event we incur liability for damages due to data and content carried on or disseminated through our network. Any costs not covered by insurance that are incurred as a result of this liability or alleged liability, including any damages awarded and costs of litigation, could harm our business and prospects.

Volatility of our stock price may expose us to securities litigation.

   The stock market has experienced significant price and volume fluctuations, and the market prices of global communications companies have been extremely volatile. The market price of our Class B common stock could be affected by:

  . quarterly variations in our operating results;

  . technological innovations of ours or of our competitors;

  . changes in government regulations;

  . conditions in the international data communications and telecommunications industries;

  . increased price competition;

  . changes in earnings estimates by analysts; and

  . changes in general economic conditions and volatility in the financial markets.

   In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. This litigation could result in substantial costs and a diversion of management's attention and resources.

Our certificate of incorporation and bylaws include provisions that may discourage a takeover attempt.

   Provisions contained in our revised certificate of incorporation, our revised bylaws, Delaware law and our stockholders agreement could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws and certificate of incorporation impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions. Our certificate of incorporation requires the approval of both 95% of the voting power of the Class A common stock and two-thirds of the voting power of the Class A and Class B common stock voting together to take significant corporate actions such as changes to our share capital, or a merger, consolidation or liquidation. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Class B common stock and may have the effect of delaying or preventing a change in control.

Item 2. Properties

   Our headquarters are located in a facility consisting of approximately 150,000 square feet in El Segundo, California, which we purchased for $33.1 million on March 28, 2000 pursuant to a 15 year mortgage.

   In addition, we lease sales offices domestically and internationally in a variety of locations. These leases generally have terms of three to five years. None of these offices is critical to our success, and we believe that suitable additional or alternative space is available on commercially reasonable terms as needed.

   We also lease facilities for our network control centers, global customer assistance centers and engineering offices around the world. We lease these facilities at commercial rates under standard commercial leases. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item 3. Legal Proceedings

   From time to time, we may be involved in litigation that arises in the normal course of our business operations. As of the date of this annual report, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations and we have not been involved in any litigation of that kind in the past three years.

Item 4. Submission Of Matters To A Vote Of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2000.

                                    PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

   Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "IN" and on the Frankfurt Stock Exchange under the trading symbol "IN." As of June 15, 2000, there were approximately 450 shareholders of record of our Class B common stock, par value $.01 per share. Our
Class B common stock began trading on the New York Stock Exchange on December 16, 1999, the date of our initial public offering. Prior to December 16, 1999, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low closing sales price for our common stock reported on the NYSE.

                                                            High      Low
                                                            ----      ----
   Third Quarter (from December 16, 1999 through December
    31, 1999).............................................. $26 11/16 $22 1/8
   Fourth Quarter.......................................... $32 15/16 $ 19

Dividend Policy

   We do not expect to pay any dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by our board of directors.

Sales of Unregistered Securities

   During the past three years, we have issued and sold unregistered securities as follows (adjusted for subsequent stock splits):

   Pursuant to Rule 701 of the Act, in April 1999, we sold 9.44 million shares of our common stock to our key employees pursuant to our 1998 Stock Purchase Plan. In accordance with the provisions of the Stock Purchase Plan, some employees purchased their shares for cash and other employees received their shares in exchange for a secured, recourse promissory note held by us. Part of the security for the promissory notes are the shares sold to each purchaser. Each share was sold for $0.84, which price was set by the pricing formula at the time of the sales.

   During the three months ended September 30, 1999, in exchange for the right to market our services to their clients and $40.0 million in cash, we issued an aggregate of 47.84 million shares of our common stock to KPN, Swisscom and Telia in reliance on Rule 506 of Regulation D under the Act.

Use of Proceeds

   We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

  . the repayment of long-term debt under our credit facility;

  . the purchase of assets that were under operating leases of approximately
    $13 million;

  . expansion of our network infrastructure, including acquisition of transmission capacity and continued deployment of our ATM-enabled backbone;

  . to fund operating losses; and

  . for general corporate purposes.

   Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in interest-bearing investment grade securities.

Item 6. Selected Consolidated Financial Data

   The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this annual report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of March 31, 1996, 1997 and 1998 and for each of the years in the two year period ended March 31, 1997 have been derived from our audited consolidated financial statements which are not included in this annual report. The selected consolidated financial data as of March 31, 1999 and 2000 and for each of the years in the three year period ended March 31, 2000 have been derived from our audited consolidated financial statements which appear elsewhere in this annual report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                    Year Ended March 31,(1)
                                         -------------------------------------------------
                                           1996      1997      1998      1999      2000
                                         --------  --------  --------  --------  ---------
                                           (In thousands, except per share amounts)
Consolidated statement of operations
 data:
Revenues...............................  $240,776  $264,684  $294,244  $302,997  $ 481,444
Expenses:
  Country representative compensation..    43,232    35,090    41,136    53,766    151,283
  Bandwidth and related costs..........    37,407    43,134    48,089    52,700     90,457
  Network operations...................    75,386    81,106    77,489    55,041     72,230
  Selling, general and administrative..    84,948   115,741   130,287   139,663    196,314
                                         --------  --------  --------  --------  ---------
  Total expenses.......................   240,973   275,071   297,001   301,170    510,284
                                         --------  --------  --------  --------  ---------
Operating income (loss)................      (197)  (10,387)   (2,757)    1,827    (28,840)
                                         --------  --------  --------  --------  ---------
Other income (expense):
  Interest income......................     1,847     1,014     1,515     1,881     14,560
  Interest expense.....................      (477)     (874)     (868)     (689)    (7,162)
  Other, net...........................      (227)    2,591     2,969       382     (1,310)
                                         --------  --------  --------  --------  ---------
  Total other income ..................     1,143     2,731     3,616     1,574      6,088
                                         --------  --------  --------  --------  ---------
Income (loss) before provision (credit)
 for income taxes and minority
 interest..............................       946    (7,656)      859     3,401    (22,752)
Provision (credit) for income taxes....       887      (175)    4,446      (180)     3,996
                                         --------  --------  --------  --------  ---------
Income (loss) before minority
 interest..............................        59    (7,481)   (3,587)    3,581    (26,748)
Minority interest(2)...................       --        --       (143)      132        (43)
                                         --------  --------  --------  --------  ---------
Net income (loss)(3)...................  $     59  $ (7,481) $ (3,444) $  3,449  $ (26,705)
                                         ========  ========  ========  ========  =========
Basic and diluted earnings (loss) per
 common share(3)(4)....................  $   0.00  $  (0.02) $  (0.01) $   0.01  $   (0.06)
Basic and diluted weighted average
 number of common shares outstanding...   373,750   373,750   373,750   373,750    417,197

Other consolidated financial data:
Net cash flows provided by (used in):
  Operating activities.................  $ (1,641) $  1,383  $ 13,032  $ 11,911  $  25,620
  Investing activities.................    (7,364)   (4,704)   (5,511)  (20,679)  (145,691)
  Financing activities.................    (3,577)   13,048   (14,390)    5,828    839,613
EBITDA(5)..............................    15,201     9,631    18,075    20,612     19,054

                                              As of March 31,(1)
                                ----------------------------------------------
                                  1996     1997     1998     1999      2000
                                -------- -------- -------- -------- ----------
                                            (Dollars in thousands)
Consolidated balance sheet
 data:
Cash and cash equivalents...... $  9,448 $ 18,906 $ 11,449 $  8,681 $  727,681
Total current assets...........   75,709   92,296   90,757   90,277    881,939
Total assets...................  143,868  159,439  153,799  182,263  1,222,327
Current liabilities............   42,744   60,286   62,814   73,271    203,565
Total debt.....................    5,112   15,372    2,066   15,837    117,782
Total stockholders' equity.....   83,347   78,711   74,131   76,717    876,051

Other operating data:
Number of ports................    5,814    7,914    9,205   10,590     14,468
Number of country
 representatives...............       49       51       52       56         55
Number of dedicated personnel:
  U.S..........................      728      764      580      592        640
  Non-U.S.(6)..................      535      556      585      659        700

--------
(1) Our fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, we have described the 52-week periods ended March 29, 1996 and March 28, 1997, the 53-week period ended April 3, 1998 and the 52-week periods ended April 2, 1999 and March 31, 2000 as the years ended March 31, 1996, 1997, 1998, 1999 and 2000.

(2) Reflects the acquisition of a 51% interest in Infonet Luxembourg in the year ended March 31, 1998.

(3) In our year ended March 31, 2000, we recorded a non-cash, pre-tax compensation charge of $20.4 million ($19.8 million after tax), resulting from our stock options which were converted from book value to market value options as a result of the initial public offering. We also recorded a pre-tax charge of $13.0 million ($8.0 million after tax), resulting from our stock appreciation rights. Option charges were based upon the offering price of $21.00 per share of our Class B common stock for the initial public offering of the Company's shares on December 16, 1999. The stock appreciation rights charges are based on the fair market value of the company's stock on March 31, 2000.

(4) As of March 31, 1996, 1997 and 1998, there were no options, warrants or other forms of potential common stock issued by us. Our outstanding common stock purchase rights represent the only form of potential common stock as of March 31,1999. All of these rights were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share. Our outstanding common stock purchase rights and stock options represent the only form of potential common stock as of March 31, 2000. All of these rights and options were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

(5) EBITDA, which we calculate as income from operations before interest, other income (expense), provision for income taxes, depreciation, amortization and compensation charge for stock option plans, is a supplemental financial measure we use in the evaluation of our business and is used by many analysts in our industry. However, you should read EBITDA only in conjunction with our consolidated financial data summarized above and our consolidated financial statements and the related notes to those financial statements prepared in accordance with generally accepted accounting principles, which appear elsewhere in this annual report. You should not construe EBITDA as an alternative to income from operations, as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance or as an alternative to cash flows from operating activities, as determined in accordance with generally accepted accounting principles, as a measure of our liquidity. Our definition of EBITDA may not be comparable to similarly titled measures of other companies.

(6)  Includes employees of non-consolidated country representatives.

Quarterly Operating Performance

   The following tables set forth unaudited quarterly financial data for the fiscal years ended March 31, 1999 and 2000.

                                              Three Months Ended,
                                  --------------------------------------------
                                   June                                March
                                    30,    September 30, December 31,   31,
                                   1999        1999          1999       2000
                                  -------  ------------- ------------ --------
                                    (Dollars in thousands, except per share
                                                   amounts)
   Revenues...................... $85,706     $87,513      $153,699   $154,526
   Operating income (loss).......    (543)     (9,096)      (23,875)     4,674
   Net income (loss).............  (1,374)     (8,400)      (22,463)     5,532
   Basic and diluted earnings
    (loss) per common share...... $  0.00     $ (0.02)     $  (0.05)  $   0.01

                                             Three Months Ended,
                                 ---------------------------------------------
                                  June
                                   30,    September 30, December 31, March 31,
                                  1998        1998          1998       1999
                                 -------  ------------- ------------ ---------
                                   (Dollars in thousands, except per share
                                                   amounts)
   Revenues..................... $69,004     $71,567      $77,108     $85,318
   Operating income (loss)......  (3,213)     (2,833)       1,522       6,351
   Net income (loss)............  (2,424)     (2,569)          45       8,397
   Basic and diluted earnings
    (loss) per common share..... $  0.00     $ (0.01)     $  0.00     $  0.02

   Our revenues and operating income vary from quarter to quarter due to a number of factors including the timing of new client contracts, new service offerings, changes in our pricing policies or those of our competitors and the timing and completion of our network expansion. Our operating income (loss) also varies from quarter to quarter due to timing of expenses related to provisioning of our services. Quarterly results are not necessarily meaningful and you should not rely on them as an indication of our future performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this annual report. All statements contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by these forward-looking statements. You are urged to consider statements that include the terms "believe", "belief", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors regarding our business, operations and competitive environment, which may cause actual results to vary materially from these forward-looking statements, are discussed above under the caption "Risk Factors."

Revenues by Region and Country

   We provide our services throughout the world, with revenues billed and costs incurred in more than 60 countries. The following tables set forth our revenues by region and for major countries in terms of revenues for the years ended March 31, 1998, 1999 and 2000. Due to the multinational nature of our client base, the table does not reflect the country in which services are provided, but rather is based on the jurisdiction in which we invoice for our services.

                                              Year Ended March 31,
                                     ----------------------------------------
                                         1998          1999          2000
                                     ------------  ------------  ------------
                                             (Dollars in thousands)
Region:
Americas............................ $109,049  43% $115,937  38% $138,587  29%
Europe, Middle East and Africa
 (EMEA).............................  116,123  46   158,234  52   302,653  63
Asia Pacific........................   29,004  11    28,826  10    40,204   8
                                     -------- ---  -------- ---  -------- ---
Subtotal............................  254,176 100%  302,997 100%  481,444 100%
Government Services.................   40,068           --            --
                                     --------      --------      --------
Total revenues...................... $294,244      $302,997      $481,444
                                     ========      ========      ========

                                              Year Ended March 31,
                                     ----------------------------------------
                                         1998          1999          2000
                                     ------------  ------------  ------------
                                             (Dollars in thousands)
Country:
Australia........................... $  9,206   4% $ 11,781   4% $ 14,842   3%
Belgium.............................    7,499   3     8,536   3    19,209   4
France..............................   12,671   5    13,183   4    27,148   6
Finland.............................    7,032   3     9,736   3    10,789   2
Germany.............................   17,742   7    23,438   8    30,962   7
Japan...............................    6,315   2     7,813   3     9,364   2
Netherlands.........................   20,091   8    34,944  12    61,497  13
Sweden..............................   10,923   4    13,859   4    39,743   8
Switzerland.........................    9,931   4    12,071   4    29,133   6
United Kingdom......................   12,604   5    19,682   6    53,885  11
United States.......................   89,754  35   103,190  34   126,358  26
Other countries.....................   50,408  20    44,764  15    58,514  12
                                     -------- ---  -------- ---  -------- ---
Subtotal............................  254,176 100%  302,997 100%  481,444 100%
Government Services                    40,068           --            --
                                     --------      --------      --------
Total revenues...................... $294,244      $302,997      $481,444
                                     ========      ========      ========

Distribution Channels

   We offer our services through country representatives and through alternate sales channels such as major telecommunication service providers, value-added resellers, and licensed distributors. In the year ended March 31, 2000, country representatives contributed 74% of our total revenues, while alternate sales channels contributed 26% of our total revenues. The table below shows the relative contribution to revenues from country representatives, excluding Government Services, and alternate sales channels.

                                                      Year Ended March 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                     (Dollars in thousands)
   Country representatives:
     Number of representatives...................        52        56        55
     Number of clients...........................     1,101     1,129     1,402
     Country representatives' revenues...........  $239,776  $273,150  $357,494
     Percent of total revenues...................        94%       90%       74%

   Alternate sales channels:
     Number of sales channel partners............        12        17        22
     Number of sales channel partners' clients...       117       184     1,022
     Alternate sales channel revenues............  $ 14,400  $ 29,847  $123,950
     Percent of total revenues...................         6%       10%       26%

 Country Representatives

   We currently have 55 country representatives, nine consolidated and 46 non-consolidated, which together provide services in more than 60 countries. Our consolidated country representatives are those in which we own, directly or indirectly, greater than a 50% equity interest. Our consolidated country representatives provide services in 14 countries and accounted for approximately $179.1 million, or approximately 37% of our total revenues, in the year ended March 31, 2000.

   Our service agreements with our country representatives give us the right to recommend prices for services, set revenue targets jointly, determine staffing jointly, appoint one of the three members of the advisory review board, and terminate the agreement if the country representative fails to meet the revenue targets or if we cannot agree on revenue targets for two consecutive years. In addition, each agreement outlines the compensation and pricing arrangements with the country representatives. Established rates and support charges are generally the same for all country representatives throughout the world.

   Our country representatives determine the prices they charge clients, in accordance with our recommended prices and standard discounts, and enter into contracts with clients to provide services using The World Network. We bill our country representatives and recognize the full amount of revenues for all of our services delivered to the clients. The country representatives bill us for the sales and support services they provide, which we account for as country representative compensation. The country representative bears the risk of collection from the client as well as the exchange rate risk.

 Alternate Sales Channels

   Our alternate sales channel partners sell all or a portion of our suite of services in their territories to clients that require one or more of our global communications services that the sales channel partners cannot supply independently. These sales channel partners include, among others, AT&T and WorldCom. Our relationships are governed by multi-year contracts, under which we provide services to our sales channel partners who then resell our services to clients on terms our sales channel partners determine. We have recently entered into agreements with SBC Communications and Deutsche Telekom to be alternate sales channel partners. No revenues were derived from these partners in the year ended March 31, 2000.

Components of Revenues

   Our revenues are derived from providing the following global data communications services to our multinational clients worldwide:

  . Network Services--includes Frame Relay, ATM, remote access, intranet, multimedia, Internet and IP services;

  . Consulting, Integration and Provisioning Services--includes consulting, design, and implementation; installation of leased lines and customer premise equipment associated with the client's access to The World Network and use of our Network Services, which we refer to as Global Connect;

  . Applications Services--includes e-mail, messaging, collaboration, Web hosting and other value-added services; and

  . Other Communications Services--includes X.25 transport services, service access fees and other communications services.

Revenues by Services

   We currently derive a majority of our revenues from the sale of Network Services, specifically Frame Relay, remote access and IP services, as shown below. We expect that Network Services will continue to constitute the largest component of our revenue base going forward. We also anticipate that a significant portion of our future revenue growth will continue to come from Network Services and Consulting, Integration and Provisioning Services.

                                              Year Ended March 31,
                                     ----------------------------------------
                                         1998          1999          2000
                                     ------------  ------------  ------------
                                             (Dollars in thousands)
   Network Services................. $100,337  39% $144,642  48% $217,006  45%
   Consulting, Integration and
    Provisioning Services...........   58,637  23    78,777  26   116,534  24
   Applications Services............   22,433   9    20,068   6    15,286   3
   Other Communications Services....   72,769  29    59,510  20   132,618  28
                                     -------- ---  -------- ---  -------- ---
   Subtotal.........................  254,176 100%  302,997 100%  481,444 100%
   Government Services..............   40,068           --            --
                                     --------      --------      --------
   Total revenues................... $294,244      $302,997      $481,444
                                     ========      ========      ========

Pricing Policies

   The pricing for our services differs depending on the services provided, the speed of service, geographic location and capacity utilization. In the case of services permitting dedicated client access to the network by leased circuit, pricing is generally dependent more on the nature and capacity of the service provided than on actual usage. For example, the pricing for a connection to be used for Frame Relay services generally consists of a monthly charge for the connection and the bandwidth access provided through the connection. Pricing for dedicated access services is therefore largely based on access equipment and bandwidth. In the case of remote access services, actual usage and geographic location are more relevant to the pricing determination, as the client is generally charged based on the duration of each connected session. Once a base service is set, additional factors are taken into account such as charges for additional network services, breadth of the service, and discounts for larger volume clients that are prepared to guarantee specific revenue levels.

Client Contracts

   The client contracts generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. The client contracts generally have a term of one to three years, however, when clients implement a number of our services, they may choose to extend the contracts for a longer period of time. Our country representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations through which they access our network, increase the speed of that access, increase the sophistication of the services they use, or extend the term for existing services.

Components of Costs and Expenses

 Country Representative Compensation

   Country representative compensation reflects the amounts paid to the country representatives for the sales and support services our country representatives provide to clients. These expenses are variable and increase as the revenues from country representatives increase.

 Bandwidth and Related Costs

   Our bandwidth and related costs are primarily comprised of leasing and amortization expenses associated with the leasing or purchasing of network circuits. Currently, the majority of our network backbone infrastructure is obtained from various providers from whom we lease bandwidth primarily under short-term cancelable agreements. We bear these leasing expenses regardless of whether we lease directly or indirectly through another entity that may lease communications lines locally on our behalf. As we continue to move towards establishing a facilities-based network and migrate from leasing bandwidth to purchasing bandwidth, management believes that these purchases will result in a lower unit cost for network infrastructure. Bandwidth and related costs also include related equipment, maintenance and personnel costs.

 Network Operations

   Our network operations expenses include costs associated with our network management, operations and support activities. These costs include personnel, occupancy, maintenance, equipment depreciation, outsourcing costs and other network related costs.

 Selling, General and Administrative

   Selling expenses consist primarily of personnel costs and incentive compensation related to our consolidated country representative sales force, as well as costs related to providing centralized sales and marketing support for our non-consolidated country representatives. Our selling expenses also include promotion, advertising, travel and entertainment. In 1998, we began a global advertising campaign to increase awareness of the Infonet brand name and our service offerings. This campaign includes substantial increased spending on advertising. General and administrative expenses consist primarily of salaries and other compensation, and occupancy costs for executive, financial and accounting, human resources, legal and other administrative personnel, as well as company-wide management incentive related costs.

Disposition of ESG Communications Inc.

   In September 1999, we committed to a plan to dispose of our subsidiary, ESG Communications Inc., or "ESG". ESG was formed as a wholly owned subsidiary in March 1998 to sell telecommunications services over international bypass routes. Since formation, ESG had established seven routes. Increasing competition, decreasing prices and lower than anticipated volumes resulted in current and forecasted negative cash flows from the operation of each of ESG's routes. Our plan to dispose of ESG called for the sale or abandonment of those routes. As of March 31, 2000, all routes have been shut down and abandoned.

   In connection with our decision to dispose of ESG, we recorded a total charge of $4.0 million. This charge was comprised of $3.6 million related to the impairment of communication equipment and $400,000 related to remaining payments under communication line leases which have no alternative use to us after operations cease. All lease payments will be made in cash within the next twelve months. The $3.6 million impairment charge and the $400,000 charge for lease payments are included in network operations, and bandwidth and related costs in our statement of operations for the fiscal year ended March 31, 2000. See Note 14 of Notes to Consolidated Financial Statements. The impairment charge was determined to be equal to the carrying value of the equipment as the discounted estimated future cash flows from each of the routes were negative. The proceeds from the sale of equipment were not material. Revenues and losses from operations of ESG were $270,000 and $1.4 million, for the fiscal year ended March 31, 1999, and $1.7 million and $7.2 million for the fiscal year ended March 31, 2000. As a result of our decision, future operating results over the course of the next twelve months will not reflect charges for the $400,000 of lease payments and for the next four years our operating results will not contain depreciation charges of approximately $900,000 per year as these amounts are included in the charges discussed above. We expect no other material cost savings as a result of our decision to dispose of ESG.

Outsourcing Agreement with Stockholders, AUCS, and its Distributors

   On September 30, 1999, the Company entered into agreements with three of its stockholders (the "Stockholders") and affiliates of the stockholders which, among other things, give the Company access to additional multinational corporate clients of the Stockholders. Our agreements with KPN, Swisscom and Telia give us access to approximately 1,077 multinational corporate clients that were being served by AUCS as well as additional multinational clients to which KPN, Swisscom and Telia may provide services in the future. These agreements will increase the number of multinational corporate clients to which we may offer our services. We obtain the AUCS services provided to the multinational clients under the terms of a services agreement with AUCS, which is based on our standard services agreement. The pricing of the AUCS service provides us with an agreed-upon approximately 20% gross margin on the provision of these services. The services agreement is terminable upon 180 days' notice by any party. The revenues and expenses resulting from these agreements are referred to as outsourcing services revenues and expenses throughout this discussion.

   We also entered into a call option for the underlying tangible assets of AUCS. Until September 2002, the option allows us to purchase any and all of the AUCS tangible assets at fair market value not to exceed $130 million. The call right allows us to purchase the assets of AUCS so that we can continue to offer the AUCS services to our clients if the services agreement is terminated. The call option may be subject to regulatory approval and is conditioned upon AUCS ability to continue to fulfill its contractual obligations to third parties.

Compensation Charges Related to Stock Option and Stock Appreciation Rights
Grants

   In April 1999, we granted options to employees for the purchase of approximately 3.71 million shares of our Class B common stock at an exercise price of $0.84 per share pursuant to our 1998 Stock Option Plan. The 1998 Stock Option Plan was a book value plan, which converted to a market value plan upon the close of our initial public offering, creating a new measurement date for the stock options. Since the exercise price of these options was substantially below the price to the public of $21.00 per share in the offering, we will record a non-cash compensation charge over the five year vesting period of the options. The amount of this charge is a function of the public offering price. Based upon the price of our Class B common stock in the offering, this charge will total approximately $72.8 million of which approximately $20.4 million was recognized in the fiscal year ended March 31, 2000. The remaining charge will be amortized to expense at a rate of approximately $3.5 million per quarter through December 31, 2003.

   During December 1998, we issued approximately 1.21 million stock appreciation rights, or SARs, and during the fiscal year ended March 31, 2000 we issued approximately 561,000 SARs to employees pursuant to our SARs Plan. As of March 31, 2000, approximately 77,000 SARs have been forfeited by employees. The SARs vest 25% per year, commencing in January, 2001, and are indexed to our Class B common stock at a base price of $0.84 per share. We recorded a compensation charge in each quarter of the vesting period based upon the difference between the exercise price and market value of our Class B common stock during the vesting period. The total amount of this charge is a function of the price of our Class B common stock during the vesting period. During the fiscal year ended March 31, 2000, these charges were approximately

$13.0 million. Subsequent to March 31, 2000, we amended our SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of our Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that, through July 31, 2000, the SARs will be settled with stock, unless certain events which are not under our control or the grantee's control, like a change in control of the Company, take place. Subsequent to that date, SARs may be settled with stock or cash at our sole discretion. We will prospectively account for the SARs Plan as a fixed plan under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The remaining unrecognized compensation expense of approximately $13.2 million at the date of the amendment, will be amortized ratably over the remaining vesting period at a rate of approximately $880,000 per quarter through December 31, 2003.

Results of Operations

   The following table sets forth certain financial data from our consolidated statements of operations for the years ended March 31, 1998, 1999 and 2000 expressed in each case as a percentage of revenues.

                                                              Year Ended
                                                              March 31,
                                                            -----------------
                                                            1998   1999  2000
                                                            ----   ----  ----
                                                                (As a
                                                            percentage of
                                                              revenues)
   Revenues................................................ 100%   100%  100%
   Expenses:
     Country representative compensation - non-outsourcing
      services.............................................  14     18    14
     Country representative compensation - outsourcing
      services ............................................   0      0    17
     Bandwidth and related costs...........................  17     17    19
     Network operations....................................  26     18    15
     Selling, general and administrative...................  44     46    41
                                                            ---    ---   ---
     Total expenses........................................ 101     99   106
                                                            ---    ---   ---

   Operating income (loss).................................  (1)     1    (6)

   Other income (expense)
     Interest income.......................................   1      0     3
     Interest expense......................................   0      0    (2)
     Other, net............................................   1      0     0
   Provision for income taxes..............................  (2)     0    (1)
   Minority interest.......................................   0      0     0
                                                            ---    ---   ---
   Net income (loss).......................................  (1)%    1%   (6)%
                                                            ---    ---   ---

 Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

   Revenues increased $178.4 million, or 59%, from $303.0 million in the year ended March 31, 1999 to $481.4 million in the year ended March 31, 2000. Excluding revenues resulting from a significant outsourcing agreement entered into on September 30, 1999, revenues increased $79.1 million, or 26%, over the prior period from $303.0 million to $382.1 million. This increase was primarily due to a $72.4 million increase, or 50%, in sales of Network Services over the period, from $144.6 million to $217.0 million. The majority of the Network Services growth came from increased sales of Frame Relay and remote access services. Frame Relay sales increased $47.4 million, or 59%, from $80.9 million to $128.3 million and remote access sales increased $21.2 million, or 93%, from $22.7 million to $43.9 million, over the period. In addition, Consulting, Integration and Provisioning Services, comprised primarily of our Global Connect services, increased $24.1 million, or 31%, from $78.8 million to $102.9 million over the period. Our Applications Services declined $4.8 million, or 24%, from $20.1 million to $15.3 million. Other Communications Services, excluding revenues from outsourcing services, declined $12.6 million, or 21%, from $59.5 million to $46.9 million. Other Communications Services, excluding revenues from outsourcing services, decreased over the period largely due to an expected decline in our mature messaging product line and our X.25 transport services, as our clients are migrating to more advanced messaging applications and non-
X.25 based transport services. Other Communication Services and Consulting, Integration and Provision Services increases included $85.7 million and $13.6 million, respectively, in revenues from outsourcing services.

   Revenues from our country representatives increased $84.3 million, or 31%, from $273.2 million in the year ended March 31, 1999 to $357.5 million in the year ended March 31, 2000. Approximately $26 million of the increase resulted from outsourcing services. Although we decreased the number of our country representatives from 56 to 55 over the period, we saw increased revenue that was derived largely through the growth of existing country representatives. The number of our clients increased 24%, from 1,129 clients as of March 31, 1999 to 1,402 clients as of March 31, 2000. Approximately 135 of the increased clients resulted from outsourcing services. Revenues increased as clients that used mostly lower revenue generating messaging and X.25 based transport services were replaced by clients that purchased higher revenue yielding Network Services. Revenues from our alternate sales channels grew $94.2 million, or 316%, from $29.8 million to $124.0 million over the period. Approximately $73 million of the increase resulted from outsourcing services, the balance of the increase is primarily attributed to growth through existing sales channel partners. In total, our alternate sales channel partners resold our suite of services to a net additional 838 clients, including 806 new outsource clients, from 184 clients as of March 31, 1999 to 1,022 clients as of March 31, 2000.

   In terms of revenues billed on a regional basis, the majority of our growth was in the EMEA region, which increased $144.5 million, or 91%, from $158.2 million in the year ended March 31, 1999 to $302.7 million in the year ended March 31, 2000. Approximately $99 million of this revenue growth was in Europe as a result of the outsourcing transaction; the balance of the increase is due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in the Americas grew $22.7 million, or 20%, from $115.9 million to $138.6 million over the period. Revenues billed in Asia Pacific increased by $11.4 million, or 40%, from $28.8 million in the year ended March 31, 1999 to $40.2 million in the year ended March 31, 2000, due to increased sales efforts in a growing market.

   Country Representative Compensation increased $97.5 million, or 181%, from $53.8 million in the year ended March 31, 1999 to $151.3 million in the year ended March 31, 2000. Approximately $84 million of this increase resulted from outsourcing services revenues. The balance of this expense grew in line with the related revenue.

   Bandwidth and Related Costs increased $37.8 million, or 72%, from $52.7 million in the year ended March 31, 1999 to $90.5 million in the year ended March 31, 2000. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability. The usage growth reflects additional client port growth and increased capacity per port. Lease expense, the largest component of bandwidth and related costs, increased $27.0 million, or 63%, from $43.1 million in the year ended March 31, 1999 to $70.1 million in the year ended March 31, 2000. Amortization of purchased capacity increased $3.9 million, from $409,000 to $4.3 million over the period.

   Network Operations increased $17.2 million or 31%, from $55.0 million in the year ended March 31, 1999 to $72.2 million in the year ended March 31, 2000. The largest component of this increase was a $7.2 million stock-related compensation charge recorded in the year ended March 31, 2000. The remainder of this increase was related to the increased costs associated with our network management, operations and support activities, personnel costs, depreciation and other network operations expenses. Depreciation expense related to network equipment increased $4.9 million, or 51%, from $9.7 million in the year ended March 31, 1999 to $14.6 million in the year ended March 31, 2000.

   Selling, General and Administrative increased $56.6 million, or 41%, from $139.7 million in the year ended March 31, 1999 to $196.3 million in the year ended March 31, 2000. The largest component of the increase was a $26.2 million stock-related compensation charge recorded in the year ended March 31, 2000. Our sales support expenses for multinational activities increased $10.6 million from $57.4 million in the year ended March 31, 1999 to $68.0 million in the year ended March 31, 2000 which was directly related to revenue growth. In addition, personnel related expenses increased $6.3 million from $55.6 million in the year ended March 31, 1999 to $61.9 million in the year ended March 31, 2000 due to increased sales and marketing efforts to increase our business. Administrative expenses, excluding stock-related compensation expense, increased by $10.3 million from $12.4 million in the year ended March 31, 1999 to $22.7 million in the year ended March 31, 2000. The increase was primarily due to legal and accounting fees and other expenses incidental to the outsourcing transaction, retirement settlement expenses, cancellation of an incentive program, and moving and building related expenses.

   Operating Income (Loss) decreased by $30.6 million, from income of $1.8 million in the year ended March 31, 1999 to a loss of $(28.8) million in the year ended March 31, 2000 due to the factors described above.

   Other Income (Expense) increased $4.5 million, from $1.6 million in the year ended March 31, 1999 to $6.1 million in the year ended March 31, 2000. This increase reflects growth in interest income of $12.7 million, from $1.9 million to $14.6 resulting from the investment of the initial public offering proceeds received December 21, 1999. The increased interest expense of $6.5 million, from $689,000 to $7.2 million over the period, resulted from borrowings under the Senior Secured Credit Facility.

   Provision (Credit) for Income Taxes increased from $(180,000) in the year ended March 31, 1999 to $4.0 million in the year ended March 31, 2000. The effective tax rate is higher in the year ended March 31, 2000 due to non-deductible stock based compensation charges and adverse tax consequences associated with the inability to realize certain subsidiary losses as a tax benefit.

   Net Income (Loss) decreased from $3.4 million in the year ended March 31, 1999 to $(26.7) million in the year ended March 31, 2000 due to the factors described above.

 Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

   Revenues increased $8.8 million, or 3%, from $294.2 million in the year ended March 31, 1998 to $303.0 million in the year ended March 31, 1999. Revenues in the year ended March 31, 1998 included $40.1 million related to Government Services, which were sold in the year ended March 31, 1998 and thus did not contribute to our revenues in the year ended March 31, 1999. Excluding the contribution in 1998 from this business, our revenues would have grown $48.8 million, or 19%, over the period from $254.2 million to $303.0 million. This increase was primarily due to a $44.3 million increase, or 44%, in sales of Network Services over the period, from $100.3 million to $144.6 million. The majority of the Network Services growth came from increased sales of Frame Relay and remote access services. Frame Relay sales increased $37.2 million, or 85%, from $43.7 million to $80.9 million and remote access sales increased $9.8 million, or 76%, from $12.9 million to $22.7 million, over the period. In addition, Consulting, Integration and Provisioning Services, comprised primarily of our Global Connect services, increased $20.1 million, or 34%, from $58.6 million to $78.8 million over the period. Our Applications Services declined $2.4 million, or 11%, from $22.4 million to $20.1 million, and our Other Communications Services declined $13.3 million, or 18%, from $72.8 million to $59.5 million. Our Other Communications Services decreased over the period largely due to an expected decline in our mature messaging product line and our X.25 transport services, as our clients are migrating to more advanced messaging applications and non-X.25 based transport services.

   Revenues from our country representatives excluding amounts generated by Government Services increased $33.4 million, or 14%, from $239.8 million in the year ended March 31, 1998 to $273.2 million in the year ended March 31, 1999. While we increased the number of our country representatives from 52 to 56 over the period, the largest portion of our revenue growth was derived through existing country representatives. While the number of our clients increased only 3%, from 1,101 clients as of March 31, 1998 to 1,129 clients as of March 31, 1999, revenues increased as clients that used mostly lower revenue generating messaging and X.25 based transport services were replaced by clients that purchased higher revenue yielding Network Services. Revenues from our alternate sales channels grew $15.4 million, or 107%, from $14.4 million to $29.8 million over the period primarily due to increased revenues from Unisource, an alternate sales channel partner operating in The Netherlands. In total, our alternate sales channel partners resold our suite of services to a net additional 67 clients, or 57% more clients, during the period, from 117 clients at the year ended March 31, 1998 to 184 clients at the year ended March 31, 1999.

   In terms of revenues billed on a regional basis, the majority of our growth was in the EMEA region, which increased $42.1 million, or 36%, from $116.1 million in the year ended March 31, 1998 to $158.2 million in the year ended March 31, 1999. More than half of the growth in the EMEA region came from strong alternate sales channel revenue growth in The Netherlands and strong country representative activities in the United Kingdom and Germany. Revenues billed in the Americas grew $6.9 million, or 6%, from $109.0 million to $115.9 million over the period. Revenues billed in Asia Pacific decreased by $178,000 from $29.0 million in the year ended March 31, 1998 to $28.8 million in the year ended March 31, 1999, reflecting a slowdown in the Asian economy.

   Country Representative Compensation increased $12.6 million, or 31%, from $41.1 million in the year ended March 31, 1998 to $53.8 million in the year ended March 31, 1999. This increase was due primarily to the increase in the services provided by our non-consolidated country representatives during the period. While we added four new country representatives, nearly all of the growth in these expenses came from increased payments for services provided by our existing country representatives.

   Bandwidth and Related Costs increased $4.6 million, or 10%, from $48.1 million in the year ended March 31, 1998 to $52.7 million in the year ended March 31, 1999. This increase was directly related to the increased traffic on our network associated with higher usage of our services by our clients. The usage growth reflects 15% client port growth and increased capacity per port. This increase was directly related to higher network leasing costs associated with the increased traffic on our network.

   Network Operations decreased $22.4 million or 29%, from $77.5 million in the year ended March 31, 1998 to $55.0 million in the year ended March 31, 1999. The majority of this decrease was due to the inclusion of $24.0 million of network operations expense related to Government Services in the year ended March 31, 1998 and the absence of those costs in the year ended March 31, 1999 because we sold those businesses in the year ended March 31, 1998. Excluding this factor, network operations would have increased $1.6 million or, 3%, from $53.5 million to $55.0 million over the period.

   Selling, General and Administrative increased $9.4 million, or 7%, from $130.3 million in the year ended March 31, 1998 to $139.7 million in the year ended March 31, 1999. The year ended March 31, 1998 expenses included $4.6 million in selling and administrative costs associated with GSI. Excluding this factor, Selling, General and Administrative would have increased $14.0 million, or 11%, from $125.7 million to $139.7 million over the period. Our sales support expenses for multinational activities increased $7.0 million from $50.4 million in the year ended March 31, 1998 to $57.4 million in the year ended March 31, 1999 which was directly related to revenue growth. In addition, sales and marketing personnel related expenses increased $5.7 million for our business while the GSI related expenses decreased $4.4 million resulting in a net increase in these expenses of $1.3 million from $54.3 million in the year ended March 31, 1998 to $55.6 million in the year ended March 31, 1999. The decrease in GSI expense was due to the sale of that business and the increase in our other business expenses was related to increased sales and marketing efforts. Administrative expenses decreased by $2.4 million from $14.8 million in the year ended March 31, 1998 to $12.4 million in the year ended March 31, 1999, primarily due to changes in our management incentive program, which was replaced by a stock incentive program to better retain key personnel. Depreciation expenses increased by $2.3 million from $4.4 million in the year ended March 31, 1998 to $6.7 million in the year ended March 31, 1999. This was due primarily to increased client premise equipment associated with our network.

   Operating Income (Loss) increased by $4.6 million, from a loss of $(2.8) million in the year ended March 31, 1998 to income of $1.8 million in the year ended March 31, 1999 due to the factors described above. The year ended March 31, 1998 included $10.9 million in operating income related to Government Services.

   Other Income (Expense) decreased from $3.6 million in the year ended March 31, 1998 to $1.6 million in the year ended March 31, 1999. This decrease was due to a one-time pretax gain of $3.7 million on the sale of GSI's assets in the year ended March 31, 1998. Excluding this one-time gain, Other Income (Expense) would have increased from $(100,000) in the year ended March 31, 1998 to $1.6 million in the year ended March 31, 1999. This increase reflects growth in interest income of $366,000, or 24%, from $1.5 million to $1.9 million due to higher cash balances provided by the investment of the proceeds from the sale of Government Services. In addition, the increase reflects a slight decrease in interest expense of $179,000, or 21%, from $868,000 to $689,000 over the period.

   Provision (Credit) for Income Taxes decreased from $4.4 million in the year ended March 31, 1998 to $(180,000) in the year ended March 31, 1999. The unusually high tax provision in the year ended March 31, 1998, was primarily due to our inability to use certain subsidiary losses as a tax benefit. In the year ended March 31, 1999, changes in circumstances allowed the U.S. tax losses from the year ended March 31, 1998 to be carried forward and included in our tax returns, resulting in a lower than normal tax provision in the year ended March 31, 1999.

   Net Income (Loss) increased from $(3.4) million in the year ended March 31, 1998 to $3.4 million in the year ended March 31, 1999 due to the factors described above.

Liquidity and Capital Resources

   Net cash provided by operating activities during the year ended March 31, 2000 was $25.6 million compared to $11.9 million in the year ended March 31, 1999. The increase in net cash provided by operating activities in 2000 was primarily attributable to a $30.2 million decrease in net income, offset by a $33.4 million non-cash stock-based compensation charge in 2000, and an $8.7 million increase in depreciation and amortization. Changes in operating assets and liabilities largely offset each other. Net cash used in investing activities for 2000 was $145.7 million compared to $20.7 million for 1999. The increase in cash used for investing activities during this period primarily resulted from increased purchases of property, equipment and communication lines of $73.1 million and increased purchases of available-for-sale securities of $49.7 million. Net cash provided by financing activities for 2000 was $839.6 million compared to $5.8 million for the year ended March 31, 1999. The increase in net cash used in financing activities in the year ended March 31, 2000 primarily reflects the proceeds from issuance of common stock and long-term obligations.

   Net cash provided by operating activities during the year ended March 31, 1999 was $11.9 million compared to $13.0 million during the year ended March 31, 1998. The decrease in net cash provided by operating activities in 1999 resulted primarily from a $2.0 million decrease in depreciation and amortization expense, a $7.5 million increase in deferred income tax assets and an $11.0 million increase in accounts receivable which were substantially offset by an increase in net income of $6.9 million, an increase of $5.7 million in accounts payable and the absence of the $10.7 million gain from the sale of Government Services in 1999. Net cash used in investing activities for 1999 was $20.7 million compared to $5.5 million for 1998. The increase in cash used in investing activities in 1999 primarily reflects the sale in 1998 of GSI for net proceeds of $22.0 million. Net cash provided by financing activities for 1999 was $5.8 million compared to net cash used in financing activities in 1998 of $14.4 million, resulting primarily from the issuance of $16.0 million of long-term obligations in 1999.

   As of March 31, 2000, we had $727.7 million of cash and cash equivalents and working capital of $678.4 million.

   In May 1999, we entered into a $50.0 million bridge loan facility with Merrill Lynch Capital Corporation. This facility provided for an interest rate of LIBOR plus 2.5%. In August 1999, we entered into a senior secured credit facility with a group of lenders. This $250.0 million senior secured credit facility consists of a seven year $100.0 million Delayed Draw Term Loan, a seven year $50.0 million Tranche B Term Loan, and a six year $100.0 million Revolving Credit Facility. The Tranche B Term Loan was fully funded at closing and was used to pay down in full all amounts outstanding on August 20, 1999 under the bridge loan and a $9.5 million note payable. Outstanding indebtedness under the Tranche B Term Loan was $49.6 million at March 31, 2000. The Delayed Draw Term Loan was partially funded in the amount of $10.0 million at closing and was repaid with proceeds from the company's initial public offering on December 19, 1999. Maximum available borrowings under the senior secured credit facility were reduced as a result of the repayment of borrowings against the Delayed Draw Term Loan, in accordance with the provision of the agreement, and totaled $240.0 million at March 31, 2000. Subsequent to March 31, 2000, the Tranche B Term Loan of $49.6 million was repaid.

   Availability under the senior secured credit facility is determined by a number of factors including financial covenants, financial ratios and other conditions. The term loan facilities mature in June 2006 and the revolving credit facility matures in August 2005. Amortization and reduced availability began September 30, 1999 pursuant to a schedule. Interest on the loans is payable, at a variable rate based on, at our option, either the base rate or the eurodollar rate, in each case, plus a margin. The margin for term loans (and, prior to February 20, 2000, for revolving credit loans) is fixed by facility and by type of loan at the rates specified in the credit agreement and ranges from 1.50% to 2.75%. From and after February 20, 2000, the margin for revolving credit loans varies depending on the ratio of our total indebtedness to consolidated EBITDA and ranges from 0.50% to 2.50%. Furthermore, we are required to enter into hedge agreements that fix the interest rate on at least 50% of the outstanding term loans for a period satisfactory to our lenders. The senior secured credit facility is secured by substantially all of our assets and a pledge of the stock of our direct and indirect subsidiaries, requires us to maintain certain financial covenants and places restrictions on, among other things, the payment of dividends, the incurrence of debt and liens, the disposition of assets, transactions with affiliates and certain investments. Deferred financing fees related to obtaining this senior secured credit facility and the bridge loan were approximately $4.9 million.

   On February 14, 2000, the Company entered into an interest rate swap agreement for an aggregate notional amount of $25.0 million. The agreement, which swaps the floating rate of the outstanding debt for a fixed rate of 6.725%, is scheduled to terminate on March 30, 2001.

   In June 1999, we authorized, and have subsequently issued, 47.84 million shares of our Class B common stock to KPN, Swisscom and Telia in exchange for access to their multinational clients and $40.0 million in cash. We expect to use the funds from this issuance for continued upgrade and expansion of our network and for general corporate purposes.

   Our principal capital expenditure requirements involve the upgrade and expansion of The World Network through the purchase or lease of transmission capacity and the purchase of network related equipment as well as computer equipment, furniture and fixtures. We have funded these expenditures to date primarily through cash from operations, the net proceeds from our initial public offering, borrowings under our debt facilities and operating and capital leases. Our capital expenditures for the year ended March 31, 2000 were approximately $46.8 million for network-related equipment, approximately $103.0 million for the purchase of transmission capacity, and approximately $17.7 million for other capital expenditures. Of these capital expenditures, $75.0 million were non-cash transactions during the year ended March 31, 2000. In addition, we purchased our new headquarters facility for approximately $33.1 million, which was financed with cash from operations and a mortgage loan of $25.5 million from a commercial lender. As of March 31, 2000, we had capital lease commitments totaling approximately $15.2 million payable in various years through 2006 and thereafter.

   In connection with the deployment of our ATM-enabled backbone, we estimate that we will make approximately $350 million of capital expenditures during the year ending March 31, 2001. We expect that our capital expenditures will be the same or higher in the year ending March 31, 2002. These expenditures will include payments for the purchase of additional submarine cable capacity. We expect to use cash from operations together with the proceeds of the initial public offering and availability under the senior secured credit facility to fund these capital expenditures. The exact amount of future capital expenditures will depend on a number of factors, including availability under our senior secured credit facility, our ability to negotiate contracts to purchase transmission capacity at favorable prices and the demands of our multinational clients. If we have exhausted the net proceeds of the initial public offering and borrowings under the senior secured credit facility are not available, we may be required to seek additional debt or equity financing. We cannot assure you that any financing will be available on commercially reasonable terms or at all, or that any additional debt financing would be permitted by the terms of our existing indebtedness.

   Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any debt obligations, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with the upgrade and expansion of The World Network. We believe that cash flow from operations and the proceeds of the initial public offering and available borrowings under our senior secured credit facility will be sufficient to fund our anticipated capital expenditures through the year ending March 31, 2002.

Inflation

   The impact of inflation on our operations has not been significant to date. Over the past two years, rising prices for some of our supplies have been offset by decreasing prices for other services. In particular, our per unit costs for leased lines and circuits has generally decreased over this period. However, we cannot assure you that per unit costs for leased lines and circuits will continue to decline or that a high rate of inflation in the future will not adversely affect our operating results.

Quantitative and Qualitative Disclosures about Market Risk

   We are exposed to market risks, which arise during the normal course of business from changes in foreign exchange rates and interest rates. A discussion of our primary market risks associated with our foreign currency transactions, available-for-sale securities, and long-term debt exposure is presented below.

 Foreign Exchange Risk

   We conduct our operations in more than 60 countries around the world in a number of different currencies. There is exposure to future earnings when foreign exchange rates change and certain receivables, payables and intercompany transactions are denominated in foreign currencies. We monitor our exposure to foreign currencies through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

   We bill our country representatives in U.S. dollars and our prices are in U.S. dollars. However, many of our country representatives derive their revenues and incur costs in currencies other than U.S. dollars. To the extent that the local currency used by the country representative fluctuates against the U.S. dollar, the obligations of the country representative may increase or decrease significantly and lead to foreign exchange losses or gains. We assume the exchange rate risk for our consolidated country representatives, although our non-consolidated country representatives assume the exchange rate risk under our country representative structure. Our exposure to exchange rate fluctuations may increase while we transition multinational clients of KPN, Swisscom and Telia to The World Network because our receivables from these clients and our payables to AUCS under the services agreement for services provided to those clients will be denominated in different foreign currencies.

   As of March 31, 1999 we were primarily exposed to the following currencies: the Canadian dollar, the British pound, the Belgian franc, the French franc, and the Spanish peseta. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $513,000 as of that date.

   As of March 31, 2000 we were primarily exposed to the following currencies: the Canadian dollar, the British pound, the Dutch guilder, and the Euro. Based upon a hypothetical ten-percent weakening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $1.6 million as of that date.

 Interest Rate Risk

   We currently maintain an investment portfolio of high quality marketable securities. According to our investment policy, we may invest in taxable instruments including U.S. Treasury bills, obligations issued by government agencies, certificates of deposit, commercial paper, master notes, corporate notes and asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale, and recorded in the balance sheet at fair value. Fluctuations in fair value attributable to changes in interest rates are reported as a separate component of stockholders' equity. We do not use derivative instruments to hedge our investment portfolio.

   All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The short-term available-for-sale securities have maturities that range between three and 12 months. The long-term available-for-sale securities have maturities of greater than one year.

   The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of March 31, 1999 are as follows:

                          Carrying
                           Amount               Maturity
                          -------- --------------------------------------
                                                                            Fair
                            1999    2000    2001    2002    2003    2004   Value
                          -------- ------  ------  ------  ------  ------  ------
                                    (Dollars in thousands)
Investments
Cash equivalents........   $6,354  $  --   $  --   $  --   $  --   $  --   $6,354
Weighted average
 interest rate..........     5.61%    --      --      --      --      --
Short term investments..   $8,196  $  --   $  --   $  --   $  --   $  --   $8,196
Weighted average
 interest rate..........     6.40%    --      --      --      --      --

Long-Term Debt
Secured bank notes......   $8,915  $1,662  $1,789  $1,925  $2,071  $1,468  $8,878
Average interest rate...     7.36%   7.36%   7.36%   7.36%   7.36%   7.36%    --

   The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of March 31, 2000 are as follows:

                         Carrying
                          Amount                      Maturity
                         --------  ----------------------------------------------------
                                                                                          Fair
                           2000     2001    2002     2003     2004    2005   Thereafter  Value
                         --------  ------  -------  -------  ------  ------  ---------- --------
                                              (Dollars in thousands)
Investments
Cash equivalents........ $603,621  $  --   $   --   $   --   $  --   $  --    $   --    $603,621
Weighted average
 interest rate..........     5.93%    --       --       --      --      --        --
Long-term investments... $ 58,807  $  --   $24,476  $21,341  $9,788  $  --    $ 3,202   $ 58,807
Weighted average
 interest rate..........     6.48%    --      6.51%    6.49%   6.13%    --       7.28%

Long-Term Debt
Secured bank notes...... $ 49,625  $  500  $   500  $   500  $  500  $  500   $47,125   $ 49,625
Average interest rate...     8.66%   8.66%    8.66%    8.66%   8.66%   8.66%     8.66%
Mortgage loan........... $ 25,515  $1,559  $ 1,701  $ 1,701  $1,701  $1,701   $17,152   $ 25,515
Average interest rate...     8.38%   8.38%    8.38%    8.38%   8.38%   8.38%     8.38%

   Subsequent to March 31, 2000, the secured bank note of $49.6 million was repaid.

   We have not historically used derivatives to hedge our interest rate risk. However, under the terms of our senior secured credit facility entered into on August 17, 1999, we are required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to fixed interest rates. On February 14, 2000, the Company entered into an interest rate swap agreement for an aggregate notional amount of $25.0 million. The agreement, which swaps the floating rate of the outstanding debt for a fixed rate of 6.725%, is scheduled to terminate on March 30, 2001.

Impact of the Year 2000

   Many computer systems and software products were originally installed and coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software that many companies and governmental agencies use needed to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

   We are not currently aware of any Year 2000 compliance problems relating to our systems that would have a material adverse effect on our business, financial condition and operating results. In response to the Year 2000 issue we implemented changes to our existing information technology systems through a combination of modifications and upgrades to Year 2000 compliant software. We evaluated our non-information technology systems and believe these systems are Year 2000 compliant.

   We incurred approximately $1.2 million in costs associated with identifying and addressing Year 2000 compliance. In addition, we incurred capital expenditures of approximately $2.2 million in upgrading our network to satisfy Year 2000 requirements. The Year 2000 issue did not have a material adverse effect on our business, financial condition or operating results. However, despite all our efforts to date toward ensuring Year 2000 compliance, latent issues may still surface in the future.

Recently Adopted Accounting Standards

   During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes new standards for reporting derivative and hedging information. The standard is effective for periods beginning after June 15, 2000 and will be adopted by us by April 1, 2001. We have not assessed the impact that the adoption of this standard will have on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Quantitative and qualitative disclosures about market risk is set forth at "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7.

Item 8. Financial Statements and Supplementary Data

   Our Consolidated Financial Statements required pursuant to this item are set forth at the pages indicated at Item 14 of this Form-10K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company

   The information required by this item concerning our directors, is incorporated by reference to the information set forth in our proxy statement (2000 Proxy Statement) for the 2000 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2000.

Item 11. Executive Compensation

   The information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in our 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in our 2000 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)(1) Consolidated Financial Statements:

                                                                          Page
                                                                         Number
                                                                         ------
Report of Independent Auditors..........................................  F-1

Consolidated Balance Sheets as of March 31, 1999 and 2000...............  F-2

Consolidated Statements of Operations and Comprehensive Income (loss)
 for the Years Ended March 31, 1998, 1999 and 2000......................  F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
 March 31, 1998, 1999 and 2000..........................................  F-4

Consolidated Statements of Cash Flows for the Years Ended March 31,
 1998, 1999 and 2000....................................................  F-5

Notes to Consolidated Financial Statements..............................  F-6

   (a)(2) Financial Statement Schedules:

Independent Auditors' Report

Schedule II--Valuation and Qualifying Accounts

   Filed with the Securities and Exchange Commission as Exhibit 99.1. All other schedules have been omitted because the information is not required or is included in the consolidated financial statements.

   (a)(3) Exhibits:

   Exhibits submitted with this annual report and those incorporated by reference to other filings are listed on the exhibit index of this Form 10-K as filed with the Securities and Exchange Commission.

   (b) Reports on Form 8-K:

   The Company filed no current reports on Form 8-K in the fourth quarter ended March 31, 2000.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Infonet Services Corporation
El Segundo, California:

   We have audited the accompanying consolidated balance sheets of Infonet Services Corporation and its subsidiaries (the "Company") as of March 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Los Angeles, California
June 12, 2000

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except per Share Amounts)

                                                              March 31,
                                                         ---------------------
                                                           1999        2000
                                                         ---------  ----------
                        ASSETS
                        ------

CURRENT ASSETS:
  Cash and cash equivalents............................  $   8,681  $  727,681
  Short-term investments...............................      8,196         --
  Accounts receivable, net of allowances of $3,876 and
   $8,364 as of March 31, 1999 and 2000, respectively..     58,168     138,762
  Deferred income taxes................................      5,387       6,011
  Prepaid expenses.....................................      9,345       9,308
  Other current assets.................................        500         177
                                                         ---------  ----------
   Total current assets................................     90,277     881,939
                                                         ---------  ----------
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net.......     52,406     226,562
GOODWILL AND OTHER INTANGIBLE ASSETS, Net..............      4,573       3,425
OTHER ASSETS...........................................     35,007     110,401
                                                         ---------  ----------
TOTAL ASSETS...........................................  $ 182,263  $1,222,327
                                                         =========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term obligations.............  $   1,662  $    2,059
  Current portion of capital lease obligations.........      1,660       3,191
  Accounts payable.....................................     20,058      83,694
  Network communications...............................      4,112      50,717
  Accrued salaries and related benefits................     11,262      22,119
  Income taxes payable.................................     10,360       7,538
  Advance billings.....................................     13,999      22,168
  Other accrued expenses...............................     10,158      12,079
                                                         ---------  ----------
   Total current liabilities...........................     73,271     203,565
                                                         ---------  ----------
DEFERRED INCOME AND COMPENSATION.......................     19,252      29,714
CAPITAL LEASE OBLIGATIONS..............................      5,262      12,058
LONG-TERM OBLIGATIONS..................................      7,253      73,081
LONG-TERM BANDWIDTH OBLIGATIONS........................        --       27,393
MINORITY INTEREST......................................        508         465

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.01 par value per share:
  400,000 shares authorized; 373,750 and 370,160 shares
  issued as of March 31, 1999 and 2000, respectively,
  and 170,993 and 167,403 shares outstanding as of
  March 31, 1999 and 2000, respectively; 202,757 shares
  held in treasury.....................................     67,819      67,167
  Class B common stock, $0.01 par value per share:
  600,000 shares authorized; 202,757 and 302,778 shares
  issued and outstanding as of March 31, 1999 and 2000,
  respectively.........................................    124,074     959,870
  Treasury stock, at cost, 202,757 shares..............   (121,184)   (121,184)
  Notes receivable from issuance of common stock.......        --       (8,134)
  Retained earnings (accumulated deficit)..............      7,464     (19,741)
  Accumulated other comprehensive loss.................     (1,456)     (1,927)
                                                         ---------  ----------
   Total stockholders' equity..........................     76,717     876,051
                                                         ---------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $ 182,263  $1,222,327
                                                         =========  ==========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In Thousands, Except per Share Amounts)

                                                    Year Ended March 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
REVENUES, Net................................... $294,244  $302,997  $481,444
                                                 --------  --------  --------
EXPENSES:
  Country representative compensation...........   41,136    53,766   151,283
  Bandwidth and related costs...................   48,089    52,700    90,457
  Network operations............................   77,489    55,041    72,230
  Selling, general and administrative...........  130,287   139,663   196,314
                                                 --------  --------  --------
    Total expenses..............................  297,001   301,170   510,284
                                                 --------  --------  --------
OPERATING INCOME (LOSS).........................   (2,757)    1,827   (28,840)
                                                 --------  --------  --------

OTHER INCOME (EXPENSE):
  Interest income...............................    1,515     1,881    14,560
  Interest expense..............................     (868)     (689)   (7,162)
  Other, net....................................    2,969       382    (1,310)
                                                 --------  --------  --------
    Total other income, net.....................    3,616     1,574     6,088
                                                 --------  --------  --------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR
 INCOME TAXES AND MINORITY INTEREST.............      859     3,401   (22,752)
PROVISION (CREDIT) FOR INCOME TAXES.............    4,446      (180)    3,996
                                                 --------  --------  --------

INCOME (LOSS) BEFORE MINORITY INTEREST..........   (3,587)    3,581   (26,748)
MINORITY INTEREST...............................     (143)      132       (43)
                                                 --------  --------  --------

NET INCOME (LOSS)...............................   (3,444)    3,449   (26,705)
                                                 --------  --------  --------

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments......     (626)     (241)     (573)
  Unrealized gains (losses) on securities.......      (10)       16       (36)
  Minimum pension liability adjustment, net of
   tax of $92...................................       --      (138)      138
                                                 --------  --------  --------

    Total other comprehensive loss, net.........     (636)     (363)     (471)
                                                 --------  --------  --------

COMPREHENSIVE INCOME (LOSS)..................... $ (4,080) $  3,086  $(27,176)
                                                 ========  ========  ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON
 SHARE.......................................... $  (0.01) $   0.01  $  (0.06)
                                                 ========  ========  ========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING......................  373,750   373,750   417,197
                                                 ========  ========  ========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (In Thousands)

                                                                     Notes
                                                                   Receivable    Retained    Accumulated
                             Common Stock      Treasury Stock         From       Earnings       Other
                          ------------------ -------------------  Issuance of  (Accumulated Comprehensive
                          Shares    Amount    Shares    Amount    Common Stock   Deficit)   Income (Loss)  Total
                          ------- ---------- --------  ---------  ------------ ------------ ------------- --------
BALANCE, APRIL 1, 1997..  576,507 $  191,893 (202,757) $(121,184)       --       $  8,459      $  (457)   $ 78,711
 Net loss...............      --         --       --         --         --         (3,444)         --       (3,444)
 Dividends paid.........      --         --       --         --         --           (500)         --         (500)
 Foreign currency
  translation
  adjustments...........      --         --       --         --         --            --          (626)       (626)
 Unrealized losses on
  securities............      --         --       --         --         --            --           (10)        (10)
                          ------- ---------- --------  ---------    -------      --------      -------    --------
BALANCE, MARCH 31,
 1998...................  576,507    191,893 (202,757)  (121,184)       --          4,515       (1,093)     74,131
 Net income.............      --         --       --         --         --          3,449          --        3,449
 Dividends paid.........      --         --       --         --         --           (500)         --         (500)
 Foreign currency
  translation
  adjustments...........      --         --       --         --         --            --          (241)       (241)
 Unrealized gains on
  securities............      --         --       --         --         --            --            16          16
 Minimum pension
  liability adjustments,
  net of tax of $92.....      --         --       --         --         --            --          (138)       (138)
                          ------- ---------- --------  ---------    -------      --------      -------    --------
BALANCE, MARCH 31,
 1999...................  576,507    191,893 (202,757)  (121,184)       --          7,464       (1,456)     76,717
 Net loss...............      --         --       --         --         --        (26,705)         --      (26,705)
 Public offering of
  common stock, net of
  issuance costs........   38,462    766,797      --         --         --            --           --      766,797
 Shares issued pursuant
  to outsourcing
  agreements, net of
  issuance costs........   47,840     39,501      --         --         --            --           --       39,501
 Exercise of stock
  options...............      565        475      --         --         --            --           --          475
 Exercise of stock
  purchase rights.......    9,564      7,998      --         --         --            --           --        7,998
 Stock-based
  compensation charge...      --      20,373      --         --         --            --           --       20,373
 Notes receivable from
  issuance of common
  stock.................      --         --       --         --      (8,134)          --           --       (8,134)
 Dividends paid.........      --         --       --         --         --           (500)         --         (500)
 Foreign currency
  translation
  adjustments...........      --         --       --         --         --            --          (573)       (573)
 Unrealized losses on
  securities............      --         --       --         --         --            --           (36)        (36)
 Minimum pension
  liability adjustments,
  net of tax of $92.....      --         --       --         --         --            --           138         138
                          ------- ---------- --------  ---------    -------      --------      -------    --------
BALANCE, MARCH 31,
 2000...................  672,938 $1,027,037 (202,757) $(121,184)   $(8,134)     $(19,741)     $(1,927)   $876,051
                          ======= ========== ========  =========    =======      ========      =======    ========


          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     Year Ended March 31,
                                                  -----------------------------
                                                    1998      1999      2000
                                                  --------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..............................  $ (3,444) $  3,449  $ (26,705)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization..................    20,832    18,785     27,521
 Stock based compensation charge................       --        --      33,377
 Gain on sale of business and other.............   (10,696)      --         --
 Gain on sale of property, equipment and
  communication lines...........................       --       (283)      (194)
 Deferred income taxes..........................      (799)   (7,539)    (5,910)
 Minority interest..............................      (143)      132        (43)
 Changes in assets and liabilities, net of
  business sold:
 Accounts receivable, net.......................    (1,489)  (10,974)   (81,500)
 Prepaid expenses...............................    (3,732)   (2,409)      (172)
 Other current assets...........................       216      (419)       298
 Accounts payable...............................      (504)    5,725     65,487
 Network communications.........................     2,412    (1,227)     9,500
 Accrued salaries and related benefits..........      (290)      644      2,035
 Income taxes payable...........................     1,926     3,099     (2,786)
 Advance billings...............................     3,929     1,978      8,169
 Other accrued expenses.........................     2,807      (731)     1,582
 Deferred income and compensation...............     4,743     3,609      7,417
 Purchases of trading securities................    (7,599)   (7,628)   (30,497)
 Proceeds from sale of trading securities.......     6,238     5,957     19,447
 Other operating activities.....................    (1,375)     (257)    (1,406)
                                                  --------  --------  ---------
  Net cash provided by operating activities.....    13,032    11,911     25,620
                                                  --------  --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, equipment and
  communication lines...........................   (22,635)  (27,033)  (100,141)
 Proceeds from sale of property, equipment and
  communication lines...........................    12,467       902         61
 Proceeds from sale of business.................    33,522       --         --
 Costs associated with sale of business.........   (11,531)      --         --
 Purchases of securities available-for-sale.....   (29,173)  (11,115)   (60,769)
 Proceeds from sale of securities available-for-
  sale..........................................     6,854     9,922      7,702
 Maturities of securities available-for-sale....     9,575    11,546      2,420
 Purchases of held-to-maturity securities.......   (14,194)   (4,435)    (3,420)
 Maturity of held-to-maturity securities........     9,540     2,205     10,281
 Acquisition of businesses, net of cash
  acquired......................................        44       --         --
 Other investing activities.....................        20    (2,671)    (1,825)
                                                  --------  --------  ---------
  Net cash used in investing activities.........    (5,511)  (20,679)  (145,691)
                                                  --------  --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term
  obligations...................................       --     16,000    110,000
 Payments on long-term obligations..............   (12,029)   (7,085)   (69,290)
 Payment of capital lease obligations...........    (1,861)   (2,587)    (2,543)
 Net proceeds from issuance of common stock.....       --        --     806,814
 Repayment of notes receivable from issuance of
  common stock..................................       --        --         165
 Debt issuance cost.............................       --        --      (5,046)
 Dividends paid.................................      (500)     (500)      (487)
                                                  --------  --------  ---------
  Net cash provided by (used in) financing
   activities...................................   (14,390)    5,828    839,613
                                                  --------  --------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........      (588)      172       (542)
                                                  --------  --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................    (7,457)   (2,768)   719,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....    18,906    11,449      8,681
                                                  --------  --------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR..........  $ 11,449  $  8,681  $ 727,681
                                                  ========  ========  =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for:
 Income taxes...................................  $  3,319  $  4,913  $  12,794
 Interest.......................................  $    903  $    698  $   7,146

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
 ACTIVITIES:
 Acquisitions of equipment through capital
  leases........................................  $    584  $  7,443  $  10,870
 Acquisitions of communication lines accrued but
  not paid......................................  $    --   $    --   $  37,105

  During June 1999, the Company acquired a right of use of capacity in a fiberoptic submarine cable system for a total commitment of $45.0 million. Of the total commitment, $18.0 million was settled in cash in June 1999.

  During the year ended March 31, 2000 the Company issued shares of Class C common stock for notes receivable amounting to approximately $8.0 million.

  In March, 2000, the Company acquired land and a building for its headquarters facilities for approximately $33.1 million. Of this amount, approximately $25.5 million was financed with a mortgage loan.

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 1998, 1999 AND 2000

l. GENERAL INFORMATION

   Description of Business--Infonet Services Corporation ("Infonet" or the "Company") provides cross-border managed data communications services to multinational corporations worldwide. Infonet's largest stockholders include six of the world's major telecommunication companies. Infonet provides services directly through country representatives and indirectly through major international telecommunications carriers and value-added resellers.

   Initial Public Offering--In December 1999, the Company completed its initial public offering (the "Offering" or "IPO") of 51,282,300 shares of its Class B common stock at an offering price of $21.00 per share. Of these shares, 12,820,700 Class B shares were sold by six stockholders, and the Company sold 38,461,600 Class B shares. The 12,820,700 shares of Class B common stock sold consisted of 10,513,000 existing Class B common stock and a conversion of 2,307,700 Class A common stock to Class B common stock. Net proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $766.8 million.

   Fiscal Year--The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 53-week period ended April 3, 1998 and the 52-week periods ended April 2, 1999 and March 31, 2000 as the years ended March 31, 1998, 1999 and 2000, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--All majority-owned subsidiaries and subsidiaries where the Company exercises economic control are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As with any estimates, actual results could differ from those estimates.

   Cash and Cash Equivalents--The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

   Fair Value of Financial Instruments--The carrying amounts of cash equivalents, available-for-sale securities classified as short-term investments, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The carrying amount of available-for-sale and trading securities classified as other assets reflects their fair value since these securities are marked to market. The carrying amount of the long-term note payable at March 31, 1999 approximates fair value since the fixed rate charged on the note approximates the current market rate. Other long-term debt obligations approximate fair value because related interest rates approximate market rates. The fair value of the interest rate swap (see Note 8) is approximately $9,000 at March 31, 2000.

   Concentration of Credit Risk--The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash equivalents, available-for-sale investments, and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   Revenue Recognition--The Company records revenues for network services; consulting, integration and provisioning services; applications services; and other communications services when the services are provided. Such services are provided under client contracts which generally have a term of l to 3 years. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenue when earned. Approximately 8% of revenues for fiscal year 1998 is derived from long-term fixed priced contracts with various U.S. government agencies. These long-term contracts are accounted for utilizing the percentage of completion method of accounting (cost-to-cost and output methods). There were no such revenues in fiscal years 1999 and 2000. An allowance for customer credits is accrued concurrently with the recognition of revenue.

   Depreciation and Amortization--The cost of property, equipment and communication lines, less applicable estimated residual values, is depreciated over their useful lives, on the straight-line method, from the date the specific asset is complete, installed, and ready for normal use, as follows:

   Communication, computer and related
    equipment.......................... 3 to 5 years
   Communication lines................. Shorter of lease term or 15 years
   Buildings........................... 40 years
   Leasehold improvements.............. Shorter of lease term or useful lives
   Furniture and other equipment....... 5 to l0 years

   Investments in Securities--Short-term and certain long-term investments are classified as available-for-sale with unrealized gains and losses reported as a separate component of stockholders' equity. Cost and realized gains and losses from the sale of these investments are based on the specific identification method.

   Securities held in a trust pursuant to the Company's SERP (see Note 10) are classified as held-to-maturity due to the fact that the Company has the positive intent and ability to hold the securities to maturity. These securities are stated at amortized cost, and are included in other assets.

   Securities held in a trust pursuant to the Company's IDIP (see Note 12) are accounted for as trading securities due to the fact that the securities in this trust are invested in accordance with the participants' direction. These securities are recorded in other assets. Both realized and unrealized gains and losses are included in other income.

   Goodwill and Other Intangible Assets--Goodwill arising from the acquisition of businesses is amortized on a straight-line basis over a period of 20 years. Intangible assets include customer base and trademarks, which are amortized over 10 years on a straight-line basis.

   Impairment of Long-Lived Assets --The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from possibly impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

   Income Taxes--Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES the amount expected to be realized. U.S. income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries, since such earnings are intended to be permanently reinvested in the operations of those subsidiaries. At March 31, 2000, the cumulative undistributed earnings of the Company's foreign subsidiaries was approximately $23,055,000 and unrecognized deferred taxes were not material.

   Foreign Currency Translation--For foreign operations, the balance sheet accounts are translated at the year-end exchange rate, and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings. Exchange gains and losses are not material in amount in any period.

   New Accounting Pronouncements --The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended) which establishes new standards for reporting derivative and hedging information. SFAS 133 (as amended) is effective for periods beginning after June 15, 2000. Management has not completed its assessment of the impact of the adoption of SFAS No. 133 (as amended) on the Company's financial position or results of operations.

3. INVESTMENTS IN SECURITIES

   The following is a summary of the available-for-sale securities classified as current assets (in thousands).

                                                              Amortized  Fair
                                                                Cost     Value
                                                              --------- -------
   As of March 31, 1999:
     Corporate debt instruments..............................  $ 8,190  $ 8,196
                                                               -------  -------
                                                               $ 8,190  $ 8,196
                                                               =======  =======

   The following is a summary of the available-for-sale securities classified as non-current assets (in thousands) (see Note 7).

   As of March 31, 2000:
     U.S. government securities................................ $41,915 $41,899
     Corporate debt instruments................................  16,922  16,908
                                                                ------- -------
                                                                $58,837 $58,807
                                                                ======= =======

   The estimated fair value of available-for-sale securities by contractual maturity at March 31, 2000 is as follows (in thousands):

   Due after one year through five years............................... $55,606
   Due after five years through ten years..............................   1,213
   Due after ten years.................................................   1,988
                                                                        -------
                                                                        $58,807
                                                                        =======

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   Proceeds from the sale and maturities of available-for-sale securities amounted to approximately $16.4 million, $21.5 million and $10.1 million for the years ended March 31, 1998, 1999 and 2000, respectively. Gross unrealized and realized gains and losses on available-for-sale securities were not material in any of these years or at March 31, 1999 or 2000.

   The following is a summary of the held-to-maturity securities classified as other assets (in thousands).

                                                               Amortized  Fair
                                                                 Cost    Value
                                                               --------- ------
   As of March 31, 1999:
     Mortgage-backed debt securities..........................  $2,761   $2,773
     Corporate debt instruments...............................   1,011    1,009
     Other debt securities....................................   3,112    3,112
                                                                ------   ------
                                                                $6,884   $6,894
                                                                ======   ======
   As of March 31, 2000:
     Other debt securities....................................  $   24   $   24
                                                                ------   ------
                                                                $   24   $   24
                                                                ======   ======

   Gross unrealized gains and losses on held-to-maturity securities were not material in each of the three years in the period ended March 31, 2000. At March 31, 2000, maturities on held-to-maturity debt securities are overnight.

   The net unrealized holding gains on trading securities amounted to $798,000, $96,000, and $589,000 for the years ended March 31, 1998, 1999, and 2000, respectively.

4. INCOME TAXES

   The provision (credit) for income taxes is summarized as follows (in thousands):

                                                         Year Ended March 31,
                                                         ----------------------
                                                          1998    1999    2000
                                                         ------  ------  ------
   Current:
     Federal............................................ $2,493  $3,729  $3,934
     State..............................................  1,119   1,078   1,310
     Foreign............................................  1,633   2,552   4,662
                                                         ------  ------  ------
                                                          5,245   7,359   9,906
                                                         ------  ------  ------
   Deferred:
     Federal............................................   (180) (6,023) (4,224)
     State..............................................   (619) (1,516)   (794)
     Foreign............................................    --      --     (892)
                                                         ------  ------  ------
                                                          (799)  (7,539) (5,910)
                                                         ------  ------  ------
                                                         $4,446  $ (180) $3,996
                                                         ======  ======  ======

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   The components of income (loss) before income taxes and minority interest are (in thousands):

                                                     Year Ended March 31,
                                                   --------------------------
                                                    1998     1999      2000
                                                   -------  -------  --------
   Domestic....................................... $   669  $(4,537) $(32,475)
   Foreign........................................     190    7,938     9,723
                                                   -------  -------  --------
                                                   $   859  $ 3,401  $(22,752)
                                                   =======  =======  ========

   The following table reconciles the difference between the U.S. federal statutory tax rate and the rates used by the Company in the determination of net income (loss) (in thousands):

                                                     Year Ended March 31,
                                                   --------------------------
                                                    1998     1999      2000
                                                   -------  -------  --------
   Provision (credit) for income taxes, at 34%.... $   292  $ 1,156  $ (7,736)
   State taxes, net of federal effect.............     330     (289)      340
   Difference in U.S. federal and foreign tax
    rates, net....................................     188      282       464
   Effect of foreign losses.......................   1,283      --        --
   Valuation allowance............................   1,617   (1,617)    3,923
   Non-deductible expense items...................     269      233     6,646
   Other..........................................     467       55       359
                                                   -------  -------  --------
                                                   $ 4,446  $  (180) $  3,996
                                                   =======  =======  ========

   The principal components of deferred tax assets and (liabilities) are as follows (in thousands):

                                                     Year Ended March 31,
                                                   --------------------------
                                                    1998     1999      2000
                                                   -------  -------  --------
   Differences between book and tax bases of
    property...................................... $   601  $ 6,155  $  2,999
   Compensation and benefit accruals..............   4,159    5,933    13,940
   Billings in excess of revenues.................   3,346    3,953     4,383
   Net operating loss carryforwards...............   1,617      --      3,923
   Alternative minimum tax credit carryforwards...     459      --        --
   Other..........................................     326      389     1,018
                                                   -------  -------  --------
                                                    10,508   16,430    26,263
   Valuation allowance............................  (1,617)     --     (3,923)
                                                   -------  -------  --------
                                                   $ 8,891  $16,430  $ 22,340
                                                   =======  =======  ========

   The Company has provided a valuation allowance against net operating loss carryforwards of a subsidiary. Although realization is not assured, management believes that it is more likely than not that all other deferred income tax assets at March 31, 2000 will be realized. If, however, estimates of future taxable income were to materially decline, the carrying value of those deferred income tax assets could be reduced.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES

   Leases--Minimum fixed payments required for the next five years and thereafter under capital and operating leases in effect at March 31, 2000 are as follows (in thousands):

                                                               Operating Leases
                                                      Capital  ----------------
                                                      Leases    Real
                                                     Equipment Estate Equipment
                                                     --------- ------ ---------
   2001.............................................  $ 4,367  $3,216  $2,712
   2002.............................................    4,103   1,791   1,753
   2003.............................................    3,405   1,223     461
   2004.............................................    2,606   1,038     490
   2005.............................................    1,736     731     153
   Thereafter.......................................    2,893     593     --
                                                      -------  ------  ------
                                                       19,110  $8,592  $5,569
                                                               ======  ======
   Imputed interest.................................   (3,861)
                                                      -------
   Present value of net minimum lease payments......  $15,249
                                                      =======

   Rental expense under noncancelable operating leases for the use of real estate and equipment amounted to approximately $8,800,000, $8,886,000 and $13,006,000 in 1998, 1999 and 2000, respectively.

   Capital leases pertain to amounts due under leases for the use of furniture and communications and related equipment. The net book value of the related assets included in property, equipment and communication lines was approximately $8,006,000 and approximately $14,562,000 at March 31, 1999 and 2000, respectively.

   The Company leases certain communication lines and related bandwidth for its backbone network under short-term arrangements which are cancelable by either party.

   At March 31, 2000, the Company is also committed under contracts which resulted from the acquisition of bandwidth for periods of up to fifteen years. Payments required under these contracts for the next five years and thereafter are as follows (in thousands):

                                                                      Bandwidth
                                                                     Commitments
                                                                     -----------
  2001..............................................................   $45,629
  2002..............................................................     1,337
  2003..............................................................     1,337
  2004..............................................................     1,337
  2005 .............................................................     1,337
  Thereafter........................................................       699
                                                                       -------
                                                                       $51,676
                                                                       =======

   Litigation--During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

6. PROPERTY, EQUIPMENT AND COMMUNICATION LINES

   Property, equipment and communication lines consist of the following (in thousands):

                                                                  March 31,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
   Communication, computer and related equipment............. $114,922 $160,461
   Communication lines.......................................    9,811  112,786
   Land, buildings and leasehold improvements................   10,272   48,041
   Furniture and other equipment.............................    6,239   17,347
                                                              -------- --------
                                                               141,244  338,635
   Less accumulated depreciation and amortization............   88,838  112,073
                                                              -------- --------
   Net property, equipment and communication lines........... $ 52,406 $226,562
                                                              ======== ========

7. OTHER ASSETS

   Other assets consist of the following (in thousands):

                                                                  March 31,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
SERP minimum pension liability (see Note 10)................. $  3,014 $  1,924
SERP assets (see Note 10)....................................    6,884       24
IDIP assets (see Note 12)....................................    9,813   21,217
Deferred income taxes........................................   11,043   16,329
Unamortized debt acquisition costs...........................      --     4,495
Unconsolidated investments in affiliates.....................      863    1,088
Available-for-sale securities................................      --    58,807
Other........................................................    3,390    6,517
                                                              -------- --------
                                                              $ 35,007 $110,401
                                                              ======== ========

8. LONG-TERM OBLIGATIONS

   In December 1998, the Company obtained a $9.5 million note payable with a bank. This five-year note accrued interest at a fixed rate of 7.36% and was collateralized by leased communication lines.

   In May 1999, the Company obtained a $50.0 million bridge loan facility (the "Bridge Loan") from Merrill Lynch Capital Corporation. The Bridge Loan bore interest at LIBOR plus 2.5%.

   On August 17, 1999, the Company entered into a new credit agreement (the "New Credit Agreement") with a syndicate of lenders to provide credit facilities to the Company in an aggregate amount of $250.0 million (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility consists of two term loan borrowing facilities, in the amount of $100.0 million (the "Delayed Draw Term Loan") and $50.0 million (the "Tranche B Term Loan"), respectively, and a revolving credit borrowing facility in the amount of $100.0 million (the "Revolving Credit Facility"). The Tranche B Term Loan was used to pay down in full all amounts outstanding on August 20, 1999 under the Bridge Loan and the $9.5 million note payable. The Tranche B Term Loan bears interest, at the Company's option, at the Base Rate, as defined below, plus 1.75% or the eurodollar rate plus 2.75% (8.6625%, at March 31, 2000), and matures in 28 consecutive unequal quarterly installments, which commenced on September 30, 1999. The Delayed Draw Term Loan is accessible until August 20, 2000, bears interest, at the Company's option, at the Base Rate, as defined below, plus 1.50% or the eurodollar rate plus 2.50%, and matures in 20 consecutive unequal quarterly installments, commencing

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES on September 30, 2001. The Revolving Credit Facility is accessible until August 20, 2005, bears interest, at the Company's option, at the Base Rate, as defined below, plus 1.50% or the eurodollar rate plus 2.50% (which margins vary after February 20, 2000, depending on the Company's leverage ratio), and matures on August 17, 2005. These margins were 1.50% and 0.50% at March 31, 2000. The Base Rate is defined as the greatest of the Prime Rate, the Base CD Rate plus 1.00% and the Federal Funds Effective Rate plus 0.50% in effect on a given day. The Company was also required, by February 17, 2000, to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to either a fixed interest rate or interest rate protection for a period acceptable to the administrative agent.

   The loans under the Senior Secured Credit Facility are secured by substantially all of the domestic tangible assets and all intangible assets of the Company and its domestic subsidiaries, excluding certain specific assets identified in the New Credit Agreement. Under the terms of the Senior Secured Credit Facility the Company is required to maintain certain financial ratios and other financial conditions, and there are restrictions imposed on certain transactions of the Company. The Senior Secured Credit Facility also provides for letters of credit to be available to the Company. Furthermore, the New Credit Agreement requires the Company to pay commitment fees of between 0.50% and 1.00% per year, calculated quarterly, on the average daily amount of available credit, dependent on the amount of the aggregate principle amounts outstanding under the Senior Secured Credit Facility. These commitment fees are payable quarterly in arrears.

   Outstanding indebtedness under the Tranche B Term Loan totaled approximately $49.6 million at March 31, 2000. Borrowings of $10.0 million were made against the Delayed Draw Term Loan during the year ended March 31, 2000 and were repaid incident to receipt of proceeds over a predetermined amount from the IPO. Maximum borrowings available under the Senior Secured Credit Facility were reduced as a result of the repayment of borrowings against the Delayed Draw Term Loan, in accordance with the provisions of the New Credit Agreement, and totaled $240.0 million at March 31, 2000.

   The New Credit Agreement contains certain affirmative and negative covenants which include restrictions on certain transactions of the Company. The Company was in compliance with all such covenants at March 31, 2000.

   On February 14, 2000, the Company entered into an interest rate swap for an aggregate notional amount of $25.0 million as required under the terms of the Senior Secured Credit Facility. The swap agreement is scheduled to terminate on March 30, 2001. Under the interest rate swap agreement, the Company is entitled to receive quarterly interest payments at the floating USD-LIBOR-BBA rate (6.09%, at March 31, 2000), and is required to make quarterly interest payments at a rate of 6.725%. The Company has designated its Senior Secured Credit Facility notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the period through March 30, 2001.

   On March 28, 2000, the Company entered into a mortgage agreement with a bank to provide financing for the purchase of the Company's headquarters facility. The mortgage provides financing of approximately $25.5 million over a 15-year period at the bank's eurodollar rate plus 1.75% or at the bank's reference rate less 0.50% (8.375% at March 31, 2000). The mortgage is secured by the subject property.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   Maturities of long-term debt for the next five years are as follows (in thousands):

     Fiscal Year:
       2001............................................................ $ 2,059
       2002............................................................   2,201
       2003............................................................   2,201
       2004............................................................   2,201
       2005............................................................   2,201
       Thereafter......................................................  64,277
                                                                        -------
     Total.............................................................  75,140
     Less current portion..............................................  (2,059)
                                                                        -------
                                                                        $73,081
                                                                        =======

9. LONG-TERM BANDWIDTH OBLIGATIONS

   During the year ended March 31, 2000, the Company entered into agreements for long-term rights of use of capacity in various cable systems. The terms and conditions pertaining to one of these agreements state that remaining installment payments of approximately $27 million are due upon the earlier of activation or June 30, 2000. The Company intends to satisfy this obligation on a long-term basis. The obligation was recorded as a long-term bandwidth obligation.

10. EMPLOYEE BENEFIT PLANS

   Pensions--The Infonet Pension Plan (the "Plan") is a contributory defined benefit pension plan in which substantially all domestic employees are eligible to participate. The benefits for the Plan are based on years of participation and the employee's compensation over the entire period of participation in the Plan. In addition, the Company has a Supplemental Executive Retirement Plan (the "SERP"), which is a nonqualified, noncontributory pension plan. The SERP is a defined benefit retirement plan for designated key officers and executives and provides for benefits based on years of service, age of participant, and the participant's average compensation during his or her final period of employment under the SERP.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years ended December 31, 1998 and 1999, and a statement of the funded status as of the plans' year ends of December 31, 1998 and 1999 which are included in the Company's 1999 and 2000 financial statements, respectively. (dollars in thousands):

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                            -----------------  ----------------
                                              1999     2000     1999     2000
                                            --------  -------  -------  -------
Change in benefit obligation
Benefit obligation at beginning of year...  $ 20,135  $24,817  $   578  $  555
Service cost..............................     1,007    1,160      --      --
Interest cost.............................     1,398    1,338       40      36
Plan participants' contributions..........       487      643      --      --
Actuarial (gain) loss.....................     2,418   (4,213)     (37)    (28)
Benefits paid.............................      (628)    (479)     (26)    (28)
Settlements...............................       --    (5,751)     --      --
                                            --------  -------  -------  ------
Benefits obligation at end of year........    24,817   17,515      555     535
                                            --------  -------  -------  ------

Change in plan assets
Fair value of plan assets at beginning of
 year.....................................    12,250   14,118
Actual return on plan assets..............     2,009    3,078
Plan participants' contributions..........       487      643
Benefits paid.............................      (628)    (479)
                                            --------  -------  -------  ------
Fair value of plan assets at end of year..    14,118   17,360
                                            --------  -------  -------  ------
Funded status.............................   (10,699)    (155)    (555)   (535)
Unrecognized net actuarial loss (gain)....     2,219   (3,989)    (836)   (809)
Unrecognized prior service cost...........     3,035    2,558    1,025     961
                                            --------  -------  -------  ------
Net amount recognized.....................  $ (5,445) $(1,586) $  (366) $ (383)
                                            ========  =======  =======  ======
Amounts recognized in the statement of
 financial position consist of:
Prepaid benefit cost......................  $    --   $   483  $   --   $  --
Accrued benefit liability.................    (8,689)  (3,993)    (555)   (535)
Intangible asset..........................     3,014    1,924      189     152
Accumulated other comprehensive income....       230      --       --      --
                                            --------  -------  -------  ------
Net amount recognized.....................  $ (5,445) $(1,586) $  (366) $ (383)
                                            ========  =======  =======  ======
Weighted-average assumptions as of year-
 end:
Discount rate.............................      6.50%    7.75%    6.50%   7.75%
Expected return on plan assets............      9.00%    9.00%     N/A     N/A
Rate of compensation increase.............      4.93%    4.43%     N/A     N/A

   The rate of compensation increase shown is for the qualified pension plan. For the nonqualified pension plan, compensation is assumed to increase at a 4% annual rate.

   For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2000. The rate was assumed to decrease gradually to 5% for 2003 and remain at that level thereafter.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   Net periodic benefit cost for pension plans include the following components (in thousands):

                                                                 Other
                                                             Postretirement
                                     Pension Benefits           Benefits
                                  -------------------------  ----------------
                                   1998     1999     2000    1998  1999  2000
                                  -------  -------  -------  ----  ----  ----
   Service cost.................. $   835  $ 1,007  $ 1,160  $--   $--   $--
   Interest cost.................   1,199    1,398    1,338    51    40    36
   Expected return on plan
    assets.......................  (1,023)  (1,108)  (1,267)  --    --    --
   Amortization of prior service
    cost.........................     356      478      478    64    64    64
   Recognized actuarial (gain)
    loss.........................     (27)     103      185   (45)  (54)  (55)
                                  -------  -------  -------  ----  ----  ----
   Net periodic benefit cost..... $ 1,340  $ 1,878  $ 1,894  $ 70  $ 50  $ 45
                                  =======  =======  =======  ====  ====  ====

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $7,549, $5,824, and $0, respectively as of March 31, 1998, $10,077, $7,251, and $0, respectively as of March 31, 1999 and
$3,053, $1,441, and $0, respectively, as of March 31, 2000 (all figures are in thousands).

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                      1% Increase 1% Decrease
                                                      ----------- -----------
   Effect on total service and interest cost
    components.......................................     $ 3        $ (3)
   Effect on postretirement benefit obligation.......     $33        $(34)

   At March 31, 1999 and 2000, the Company earmarked a total of approximately $6.9 million and approximately $24,000, respectively, and placed this amount in a rabbi trust to satisfy future SERP liabilities. These assets are accounted for as "held-to-maturity" and included in other assets in the accompanying consolidated financial statements. During the year ended March 31, 2000, proceeds from the securities in the rabbi trust were used to satisfy the SERP settlements for designated officers. During the year ended March 31, 2000, the Company's SERP incurred a settlement of approximately $7.8 million of the vested benefit obligation due to a transfer of assets by plan participants from the SERP into the IDIP. The Company recorded a settlement loss of approximately $2.3 million as a result of this settlement.

   Employees outside the United States are generally enrolled in pension plans in the country of domicile. These plans are not considered to be significant individually or in the aggregate to the Company's financial statements. The pension liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

11. STOCKHOLDERS' EQUITY

   During 1999, the Company amended its Certificate of Incorporation to establish Class C common stock. Each outstanding share of Class C common stock automatically converted into one share of Class B common stock in connection with the IPO. As of March 31, 1999, the Company had three classes of common stock as follows:

                                               Shares      Shares      Shares
                                             Authorized    Issued*   Outstanding
                                             ----------- ----------- -----------
   Class A.................................. 373,750,000 373,750,000 170,993,017
   Class B.................................. 373,750,000 202,756,983 202,756,983
   Class C.................................. 299,000,000         --          --
                                                         ----------- -----------
                                                         576,506,983 373,750,000
                                                         =========== ===========

--------
* Net of 202,756,983 shares of treasury stock

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   On December 15, 1999, the Company effected a 29,900-for-1 split of its Class A, Class B and Class C common stock and changed the authorized shares of its Class A, Class B and Class C common stock to 400 million, 600 million and 30 million shares, respectively. All share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect this stock split.

   On September 30, 1999, the Company entered into agreements with three of its stockholders (the "Stockholders") and affiliates of the Stockholders which, among other things, gave the Company access to additional multinational corporate clients of the Stockholders. In exchange for the right to market the Company's services to clients of the Stockholders and $40.0 million in cash, the Company issued 47.84 million shares of Class B common stock to the Stockholders. The shares issued were recorded at $40.0 million, which represents the cash received by the Company. Staff Accounting Bulletin 48, "Transfer of Nonmonetary Assets by Promoters or Shareholders," requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of the Company's IPO be recorded at the transferor's historical cost basis. Accordingly, the right to market the Company's services to the customers of the Stockholders has been valued at the Stockholders' basis of $0.

   Contemporaneous with the Company's IPO, approximately 2.3 million shares of the Class A common stock held by a stockholder were converted into an equal number of shares of Class B common stock. During January 2000, the Company's underwriters elected to exercise the right to purchase additional shares to cover over-allotments and approximately 1.3 million shares of Class A common stock held by a stockholder were converted into an equal number of shares of Class B common stock. This resulted in a total conversion of Class A common stock to Class B common stock of approximately 3.6 million shares.

   As of March 31, 2000, the Company has three classes of common stock as follows:

                                               Shares      Shares      Shares
                                             Authorized    Issued*   Outstanding
                                             ----------- ----------- -----------
   Class A.................................. 400,000,000 370,160,341 167,403,358
   Class B.................................. 600,000,000 302,778,003 302,778,003
   Class C..................................  30,000,000         --          --
                                                         ----------- -----------
                                                         672,938,344 470,181,361
                                                         =========== ===========

--------
* Net of 202,756,983 shares of treasury stock

   Class A shares and Class B shares vote together as a single class with the Class A shares entitled to ten votes, and the Class B shares entitled to one vote. Class A and Class B shares are entitled to receive dividends on an equal basis other than a dividend of capital stock. The Restated Certificate of Incorporation prohibits the Company and Board of Directors from issuing any further shares of Class C common stock.

12. STOCK INCENTIVE AND DEFERRED COMPENSATION PLANS

   During 1999, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), the 1998 Stock Appreciation Rights Plan (the "SARs Plan"), the 1998 Stock Option Plan (the "1998 Option Plan") and the 1999 Stock Option Plan (the "1999 Option Plan"). The Company has elected to account for stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," encourages a fair value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, the Company adopted its disclosure-only requirements.

   Under the Purchase Plan, the Company was authorized to issue up to 17.94 million shares of its Class C common stock, $0.01 par value, to 35 participants designated by the Committee which administers the Purchase Plan. The Purchase Plan was a book value plan whereby participants could purchase shares of the Company's

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES stock at book value at the date of grant, as calculated in accordance with the Purchase Plan. The Purchase Plan provided that book value is determined using a formula based on a multiple of the Company's consolidated revenue. The Purchase Plan also provided that the Company had a call right to repurchase the shares from stockholders under the Purchase Plan who left the Company's employ, or on or after March 15, 2003, provided that the stock was not publicly traded. The stockholders under the Purchase Plan also had a right to put shares purchased under the Purchase Plan to the Company, which then had to repurchase the shares at its book value as of that date, provided that the stock was not publicly traded. During 1999, the Company granted purchase rights with respect to approximately 9.62 million shares at $0.84 per share. Also during 1999, approximately 9.56 million of the approximately 9.62 million rights granted under the Purchase Plan were exercised by employees and the remaining rights expired unexercised. Of the total shares issued, approximately 9.52 million shares were purchased with full recourse notes in the amount of approximately $7,956,000, by the employees to the Company, and approximately 48,000 shares issued were purchased with cash. The approximately 9.56 million shares of Class C common stock issued pursuant to the exercise of purchase rights were converted into an equal number of shares of Class B common stock on December 16, 1999, the date of the Company's IPO, in accordance with the provisions of the Purchase Plan.

   Pursuant to the Company's SARs Plan, the maximum number of SARs that may be offered was approximately 1.50 million and the termination date was October 20, 2004 or earlier if certain conditions of the SARs Plan have been fully met. During 1999, the Company amended the SARs Plan by eliminating the limit on the maximum number of SARs that may be offered and the termination date of October 20, 2004. Prior to the Company's IPO on December 16, 1999, the SARs were indexed to the Company's Class C common stock. Subsequent to the Company's IPO, these SARs are indexed to the Company's Class B common stock in accordance with the provisions of the SARs Plan. The SARs vest at 25% per year over four years with the first quartile vesting on January 1, 2001. During the years ended March 31, 1999 and 2000, the Company granted approximately 1.21 million SARs and approximately 561,000 SARs, respectively, at a base price of $0.84 per share. As of March 31, 2000, approximately 77,000 SARs of the total of approximately 1.77 million SARs granted were forfeited. In accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," the Company recorded a charge to compensation expense of $0 and approximately $13.0 million in fiscal years 1999 and 2000, respectively.

   Under the 1998 Option Plan, the Company was authorized to issue options to purchase up to 8.97 million shares of its Class C common stock. Options granted under the 1998 Option Plan vest ratably over five years. All options must be exercised within ten years from the date of original grant. The 1998 Option Plan was a book value plan whereby participants were granted options to purchase shares of the Company's stock at book value at the date of grant, as calculated in accordance with the 1998 Option Plan. The 1998 Option Plan provided that book value is determined using a formula based on a multiple of the Company's consolidated revenue. The 1998 Option Plan also provided that the Company had a call right to repurchase the shares from stockholders under the 1998 Option Plan who leave the Company's employ, or on or after March 15, 2003, provided that the stock was not publicly traded. The stockholders under the 1998 Option Plan also had a right to put shares purchased under the 1998 Option Plan to the Company, which then had to repurchase the shares at its book value as of that date, provided that the stock was not publicly traded. The 1998 Option Plan was converted to a market value plan, and the Class C common stock was converted to Class B common stock on December 16, 1999, the date of the Company's Offering. In accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" and Emerging Issues Task Force Issue No. 88-6, "Book Value Stock Plans in an Initial Public Offering" the Company recorded a charge to compensation expense of $0 and approximately $20.4 million in fiscal years 1999 and 2000 respectively.

   Under the 1999 Option Plan, the Company is authorized to issue up to a maximum of approximately 10.6 million shares of its Class B common stock to executives and other employees and directors of, and

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES consultants to, the Company and its affiliates. On December 10, 1999 and December 15, 1999 the Company granted approximately 10.1 million options to key executives and approximately 359,000 options to directors of the Company, respectively. Options under these grants vest ratably over five years, beginning December 10, 2000, and three years, beginning December 15, 2000, respectively, and expire on November 22, 2009 or earlier if certain conditions of the 1999 Option Plan have been fully met.

   The following summarizes stock option activity for the year ended March 31, 2000:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                            ----------  --------
   Outstanding at March 31, 1999...........................        --   $   --
   Granted................................................. 14,172,600    16.89
   Exercised...............................................   (565,648)    0.84
   Cancelled...............................................   (215,280)    0.84
                                                            ----------  -------
   Outstanding at March 31, 2000........................... 13,391,672  $ 17.82
                                                            ==========  =======

   The following table represents pro forma net income (loss) and pro forma earnings (loss) per share had the Company elected to account for stock-based compensation in the fiscal year ended March 31, 2000 in accordance with SFAS No. 123 (in thousands, except per share amounts). In estimating the pro forma compensation, the Company used the Black Scholes option pricing model using the following assumptions: a risk free interest rate of 5.99%-6.60%, depending on the grant date, expected dividend yield of 0%, expected option lives of 1 to 9 years, and expected volatility of 50%.

                                                                       March
                                                                      31, 2000
                                                                      --------
   Net income (loss):
     As reported..................................................... $(26,705)
     Pro forma....................................................... $(53,001)
   Earnings (loss) per share:
     As reported..................................................... $  (0.06)
     Pro forma....................................................... $  (0.13)

   The following summarizes stock options outstanding and exercisable as of March 31, 2000:

                                Options Outstanding                     Options Exercisable
                --------------------------------------------------- ----------------------------
Range of          Number       Weighted average    Weighted average   Number    Weighted average
Exercise Price  outstanding remaining life (years)  exercise price  exercisable  exercise price
--------------  ----------- ---------------------- ---------------- ----------- ----------------
    $0.84        2,926,672           8.76               $ 0.84        151,962        $0.84
$21.00-$25.20   10,465,000           9.65               $22.58            --           --
--------------  ----------           ----               ------        -------        -----
 $0.84-$25.20   13,391,672           9.45               $17.82        151,962        $0.84
==============  ==========           ====               ======        =======        =====

   The Company has a nonqualified deferred income plan (the "IDIP") for employees earning over a prescribed amount. Participants may defer receipt of compensation, which is held by the Company in trust and is invested in accordance with the participants' directions. As of March 31, 1999 and 2000, the trust assets held by the Company aggregated approximately $9.8 million and $21.2 million, respectively; the vested portion of trust assets aggregated approximately $8.5 million and $21.2 million, respectively. These assets are accounted for as trading securities and included in other assets in the accompanying financial statements.

   In 1995, the Company created an agreement with the participants of the Infonet Phantom Stock Option Plan (the "Phantom Stock Plan") whereby the participants could elect either a cash or deferral option for the

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES vested value of grants under the Phantom Stock Plan at the end of 1994, effectively terminating the Phantom Stock Plan. Participants who elected the deferral option were eligible to receive additional amounts through 1999, based on the Company's achieving revenue and profit goals and the individuals' continued employment. Under the arrangements, the related expense in 1998 and 1999 was $803,000 and $830,000, respectively. Participants had an option to have their annual vested portion contributed to their individual account as part of the IDIP.

13. RELATED-PARTY TRANSACTIONS

   Related parties consist of non-consolidated country representative organizations in which the Company holds less than a fifty percent ownership interest, country representative organizations owned directly or indirectly by the Company's stockholders, and the Company's stockholders.

   Related party transactions for the years ended March 31 comprise the following (in thousands):

                                                        1998    1999     2000
                                                       ------- ------- --------
   Revenues, net...................................... $62,594 $88,278 $194,740
   Country representative compensation................  29,261  40,031  131,234
   Bandwidth and related costs........................   7,347   9,002   17,543
   Selling, general and administrative................   8,553   9,181   10,608

   Approximately $23.5 million of unamortized cost for bandwidth capacity acquisitions from related parties will be expensed in future periods in accordance with the Company's accounting policies.

   Related party balances as of March 31 comprise the following (in thousands):

                                                                 1999    2000
                                                                ------- -------
   Accounts receivable......................................... $14,442 $60,214
   Accounts payable............................................     908  58,986
   Network communications......................................     531  23,584

   As part of the agreements entered into with related parties of the Company on September 30, 1999 (see Note 11), the Company also entered into a three-year management agreement (the "Management Agreement") with a related party. Under the terms of the Management Agreement, the Company may earn a management fee equal to 1.5% of the consolidated revenues of the related party if certain criteria are achieved, up to a defined aggregate maximum, over the term of the agreement. Also under the terms of the Management Agreement, the Company may earn an incentive payment, based on defined financial performance criteria (the "Performance Criteria"), subject to certain limits. However, if the Performance Criteria are not achieved, the Company will not receive the incentive payment and could be required to repay a portion or all of the management fee, based on the Performance Criteria. No such fees have been recognized to date as the Company's ability to achieve the Performance Criteria is currently indeterminable. The Company also entered into an agreement which gives the Company a call option until September 2002, to purchase any and all of the tangible assets of the related party at fair value, not to exceed $130 million.

14. ACQUISITIONS AND DIVESTITURES

   In October 1997, the Company sold the net assets of its subsidiary, Government Systems, Inc. ("GSI"), to a third party for $21.0 million in cash and received $5.5 million as a working capital adjustment to pay down GSI loans prior to transfer of the net assets sold. The sale resulted in a pretax gain of $3.7 million, which is recorded in other income in the statement of operations and comprehensive income (loss). GSI's results from operations included in the 1998 consolidated statement of operations and comprehensive income (loss) were

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES revenues of $32.5 million and income before income taxes of $4.0 million. Additionally, the Company sold its government accounts to the same third party and entered into an agreement allowing the third party to operate as a country representative for a total of $7.0 million in cash.

   In September 1999, the Company committed to a plan to dispose of its subsidiary, ESG Communications Inc. ("ESG"). ESG was formed as a wholly owned subsidiary of the Company in March 1998 to sell telecommunications services over international bypass routes. Since formation, ESG had established seven routes. However, substantially increased competition and other market factors decreased the prices which ESG could charge its customers to less than half of those anticipated by the Company at the time of formation of ESG. These decreased prices and less than anticipated volumes have resulted in current and forecasted negative cash flows from the operation of each of ESG's routes. Management's plans to dispose of ESG called for the sale or abandonment of those routes. All of ESG's routes were shut down and abandoned as of March 31, 2000.

   In connection with its decision to dispose of ESG, the Company recorded a total charge of $4.0 million. This charge was comprised of $3.6 million related to the impairment of communication equipment, of which approximately $1.2 million related to routes abandoned before September 30, 1999, and $400,000 related to remaining payments, after operations ceased, under communication line leases which had no alternative use to the Company. All such lease payments will be made in cash before September, 2000. The $3.6 million impairment charge and the $400,000 charge for lease payments are included in network operations, and bandwidth and related costs, respectively, in the accompanying consolidated statement of operations for the year ended March 31, 2000. The impairment charge was determined to be equal to the carrying value of the equipment as the discounted estimated future cash flows from each of the routes were negative. The proceeds from the sale of the equipment were not material. Revenues and losses from operations of ESG were $270,000 and $1.4 million, respectively, for the fiscal year ended March 31, 1999, and $1.7 million and $7.2 million, respectively, for the year ended March 31, 2000.

15. EARNINGS PER SHARE

   As of March 31, 1998, there were no forms of potential common stock issued by the Company. The Company's outstanding purchase rights represent the only form of potential common stock at March 31, 1999. As of March 31, 2000, the Company's outstanding stock options represent the only form of potential common stock. All of these potential common shares were excluded from the computation of diluted earnings per share ("EPS") because their inclusion would have had an antidilutive effect on EPS.

16. SEGMENT INFORMATION

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

   The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. The Company's management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments. Costs relating to operating the Company's core network, and non-allocable general, administrative, marketing and

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network, nor their associated depreciation expense are allocated to the segments.

   The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

   Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                                    Year Ended March 31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  --------  ----------
Reportable segments:
Revenues from external customers:
  Direct......................................  $279,844  $273,150  $  357,494
  Alternate...................................    14,400    29,847     123,950
                                                --------  --------  ----------
    Totals....................................  $294,244  $302,997  $  481,444
                                                ========  ========  ==========
Operating contribution:
  Direct......................................  $105,171  $ 97,350  $  115,928
  Alternate...................................     7,621    16,975      43,086
                                                --------  --------  ----------
    Totals....................................  $112,792  $114,325  $  159,014
                                                ========  ========  ==========
Depreciation and amortization:
  Direct .....................................  $  4,039  $  5,163  $    6,760
  Alternate...................................         5        36           8
                                                --------  --------  ----------
    Totals....................................  $  4,044  $  5,199  $    6,768
                                                ========  ========  ==========

                                                         March 31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  --------  ----------
Total assets:
  Direct......................................  $ 52,031  $ 63,459  $   85,363
  Alternate...................................     3,503     8,683      63,804
                                                --------  --------  ----------
    Totals....................................  $ 55,534  $ 72,142  $  149,167
                                                ========  ========  ==========

                                                    Year Ended March 31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  --------  ----------
Reconciliations:
Operating contribution from reportable
 segments.....................................  $112,792  $114,325  $  159,014
Core network, overhead and other non-allocable
 costs........................................  (111,933) (110,924)   (181,766)
                                                --------  --------  ----------
Income (loss) before income taxes and minority
 interest.....................................  $    859  $  3,401  $  (22,752)
                                                ========  ========  ==========

                                                         March 31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  --------  ----------
Total assets of reportable segments...........  $ 55,534  $ 72,142  $  149,167
Core network, corporate and other non-
 allocable assets.............................    98,265   110,121   1,073,160
                                                --------  --------  ----------
Total assets..................................  $153,799  $182,263  $1,222,327
                                                ========  ========  ==========

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                                                       Year Ended March 31,
                                                    --------------------------
                                                      1998     1999     2000
                                                    -------- -------- --------
Geographic Information:
Revenues from external customers based upon the
 country in which invoices are produced are as
 follows:
  United States.................................... $129,822 $103,190 $126,358
  Netherlands......................................   20,091   34,944   61,497
  United Kingdom...................................   12,604   19,682   53,885
  Sweden...........................................   10,923   13,859   39,743
  Germany..........................................   17,742   23,438   30,962
  Switzerland......................................    9,931   12,071   29,133
  France...........................................   12,671   13,183   27,148
  Other............................................   80,460   82,630  112,718
                                                    -------- -------- --------
                                                    $294,244 $302,997 $481,444
                                                    ======== ======== ========

                                                            March 31,
                                                    --------------------------
                                                      1998     1999     2000
                                                    -------- -------- --------
Long-lived assets:
  United States.................................... $ 29,877 $ 44,529 $218,545
  United Kingdom...................................    2,604    2,862    3,172
  Other............................................    4,419    5,015    4,845
                                                    -------- -------- --------
                                                    $ 36,900 $ 52,406 $226,562
                                                    ======== ======== ========

                                                       Year Ended March 31,
                                                    --------------------------
                                                      1998     1999     2000
                                                    -------- -------- --------
Services Information:
Revenues from external customers:
  Network services................................. $100,337 $144,642 $217,006
  Consulting, integration and provisioning
   services........................................   58,637   78,777  116,534
  Applications services............................   22,433   20,068   15,286
  Other communications services....................   72,769   59,510  132,618
  Government services..............................   40,068      --       --
                                                    -------- -------- --------
                                                    $294,244 $302,997 $481,444
                                                    ======== ======== ========

17. SUBSEQUENT EVENTS

   In April 2000, the Company's Board of Directors approved the 2000 Stock Option Plan, which authorizes the Company to issue options to the employees of the Company, to purchase up to 3 million shares of its Class B common stock. Under this plan approximately 1.6 million options were outstanding as of June 12, 2000, with exercises ranging from $13.75 per share to $16.50 per share.

   Subsequent to March 31, 2000, the Company entered into additional contracts to purchase bandwidth for periods up to fifteen years. All payments required under these contracts are due within the next twelve months, and total approximately $13 million.

   During April 2000, the Company, repaid all of its debt outstanding under the Tranche B Term Loan, amounting to $49.6 million.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   Subsequent to March 31, 2000, the Company amended its SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that, through July 31, 2000, the SARs will be settled with stock, unless certain events which are not under control of either the Company or the grantees (such as a change in control) of the Company, take place. Subsequent to that date SARs may be settled with stock or cash at the sole discretion of the Company. The Company will prospectively account for the SARs Plan as a fixed plan under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The remaining unrecognized compensation expense of approximately $13.2 million at the date of the amendment, will be amortized ratably over the remaining vesting period at a rate of approximately $880,000 per quarter through December 31, 2003.

   Also subsequent to March 31, 2000, certain covenants contained in the New Credit Agreement were amended to be less restrictive on the Company. This amendment was dated effective January 1, 2000 and the Company was in compliance with such amended covenants as of March 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized in the City of El Segundo, State of California, on the 23rd day of June, 2000.

                                          INFONET SERVICES CORPORATION

                                                  /s/  Jose A. Collazo
                                          By: _________________________________
                                                      Jose A. Collazo
                                               President and Chairman of the
                                                     Board of Directors

   Pursuant to the requirements of the Exchange Act, this Report has been signed by the following persons on June 23, 2000, in the capacities indicated:.

             Signature                           Title
             ---------                           -----

      /s/ Jose A. Collazo            President and Chairman of
____________________________________  the Board of Directors
          Jose A. Collazo

      /s/ Akbar H. Firdosy           Chief Financial Officer
____________________________________  (Principal Financial and
          Akbar H. Firdosy            Accounting Officer)

                                     Director
____________________________________
          Douglas Campbell

       /s/ Eric M. DeJong            Director
____________________________________
           Eric M. DeJong

                                     Director
____________________________________
           Morgan Ekberg

     /s/ Timothy P. Hartman          Director
____________________________________
         Timothy P. Hartman

        /s/ Masao Kojima             Director
____________________________________
            Masao Kojima

                                     Director
____________________________________
           Joseph Nancoz

    /s/ Matthew J. O'Rourke          Director
____________________________________
        Matthew J. O'Rourke

                                     Director
____________________________________
          Rafael Sagrario

                                 EXHIBIT INDEX

 Number Description
 ------ -----------
  3.1   Restated Certificate of Incorporation #

  3.2   Amended and Restated Bylaws #

  9.1 Form of Amended and Restated Stockholders Agreement to be in effect upon the closing of this offering #

 10.1   1998 Stock Option Plan #

 10.2   1998 Stock Purchase Plan #

 10.3   1999 Stock Option Plan #

 10.4   Infonet Deferred Income Plan #

 10.5   1998 Stock Appreciation Rights Plan #

 10.6   Supplemental Executive Retirement Plan #

 10.7   Senior Secured Credit Agreement, dated as of August 17, 1999 #

 10.8   Employment Agreement of Jose A. Collazo #

 10.9   Employment Agreement of Dr. Ernest U. Gambaro #

 10.10  Standard Infonet Services Agreement #

 10.11  Capacity Right of Use Agreement with FLAG Limited dated as of June 25,
        1999 #

 10.12  AUCS Services Agreement, dated as of September 30, 1999 #

 10.13  AUCS Call Option Deed, dated as of September 30, 1999 #

 10.14  AUCS Management Agreement, dated as of September 30, 1999 #

 10.15  AUCS Assignment Agreement, dated as of September 30, 1999 #

 10.16  Lease for Grand Avenue Corporate Center at 2160 Grand Avenue, El
        Segundo, California #

 10.17  Employment Agreement of Mr. Akbar Firdosy #

 21.1   Consolidated Subsidiaries as of March 31, 2000

 23.1   Consent of Deloitte & Touche LLP

 27.1   Financial Data Schedule

 99.1   Schedule II--Valuation and Qualifying Accounts

--------
# Incorporated by reference to the corresponding exhibit number from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 15, 1999.