Form 10-Q
period 2000-06-30
INFONET SERVICES CORP
filed 2000-08-15
CIK 1096512

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________

                       Commission file number 001-15475

                                ______________

                         INFONET SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                            95-4148675
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)


                2160 East Grand Avenue, El Segundo, California
                   (Address of principal executive offices)

                                  90245-1022
                                  (Zip Code)

                                (310) 335-2600
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

  (Former name, former address and former fiscal year, if changed since last report)

                                ______________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  As of August 11, 2000, the registrant had the following number of shares outstanding:

                      Class A Common Stock:  167,403,358
                      Class B Common Stock:  302,866,134

                                    PART I:
ITEM 1. FINANCIAL STATEMENTS

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, Except per Share Amounts)

                                                                                    March 31,      June 30,
                                                                                      2000           2000
                                                                                      ----           ----
                                                                                                  (Unaudited)
                            ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                          $  727,681    $  398,133
 Short-term investments                                                                     --       301,806
 Accounts receivable, net                                                              138,762       163,795
 Deferred income taxes                                                                   6,011         6,639
 Prepaid expenses                                                                        9,308         9,958
 Other current assets                                                                      177           187
                                                                                    ----------    ----------
   Total current assets                                                                881,939       880,518
                                                                                    ----------    ----------
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net                                       226,562       243,498
GOODWILL AND OTHER INTANGIBLE ASSETS, Net                                                3,425         1,801
OTHER ASSETS                                                                           110,401        47,580
                                                                                    ----------    ----------
TOTAL ASSETS                                                                        $1,222,327    $1,173,397
                                                                                    ==========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations                                           $    2,059    $    1,701
 Current portion of capital lease obligations                                            3,191         3,146
 Accounts payable                                                                       83,694        97,306
 Network communications                                                                 50,717        25,113
 Accrued salaries and related benefits                                                  22,119        11,396
 Income taxes payable                                                                    7,538        11,693
 Advance billings                                                                       22,168        23,623
 Other accrued expenses                                                                 12,079        16,140
                                                                                    ----------    ----------
   Total current liabilities                                                           203,565       190,118
                                                                                    ----------    ----------
DEFERRED INCOME AND COMPENSATION                                                        29,714        26,437
CAPITAL LEASE OBLIGATIONS                                                               12,058        11,444
LONG-TERM OBLIGATIONS                                                                   73,081        50,531
LONG-TERM BANDWIDTH OBLIGATIONS                                                         27,393           303
MINORITY INTEREST                                                                          465           535
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Class A common stock, $0.01 par value per share:
  400,000 shares authorized 370,160 shares issued, 167,403 shares outstanding
  202,757 shares held in treasury, as of March 31, 2000 and June 30, 2000               67,167        67,167
 Class B common stock, $0.01 par value per share:
  600,000 shares authorized; 302,778 and 302,843 shares issued and
  outstanding as of March 31, 2000 and June 30, 2000, respectively                     959,870       971,539
 Treasury stock, at cost, 202,757 shares                                              (121,184)     (121,184)
 Notes receivable from issuance of common stock                                         (8,134)       (8,104)
 Accumulated deficit                                                                   (19,741)      (12,040)
 Accumulated other comprehensive loss                                                   (1,927)       (3,349)
                                                                                    ----------    ----------
    Total stockholders' equity                                                         876,051       894,029
                                                                                    ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,222,327    $1,173,397
                                                                                    ==========    ==========


          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In Thousands, Except per Share Amounts)
                                  (Unaudited)

                                                      Three Months Ended
                                                            June 30,
                                                     --------------------
                                                       1999        2000
                                                     --------    --------
REVENUES, Net                                        $ 85,706    $154,165
                                                     --------    --------
EXPENSES:
 Country representative compensation                   15,861      53,706
  Bandwidth and related costs                          14,620      31,485
  Network operations                                   14,250      16,256
  Selling, general and administrative                  41,518      47,482
                                                     --------    --------
   Total expenses                                      86,249     148,929
                                                     --------    --------

OPERATING INCOME (LOSS)                                  (543)      5,236
                                                     --------    --------
OTHER INCOME (EXPENSE):
  Interest income                                         491      12,730
  Interest expense                                       (652)     (2,489)
  Other, net                                              (15)      1,357
                                                     --------    --------

   Total other income (expense), net                     (176)     11,598
                                                     --------    --------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES, MINORITY INTEREST AND
 EXTRAORDINARY ITEM                                      (719)     16,834
PROVISION FOR INCOME TAXES                                707       8,561
                                                     --------    --------
INCOME (LOSS) BEFORE  MINORITY INTEREST
 AND EXTRAORDINARY ITEM                                (1,426)      8,273
MINORITY INTEREST                                         (52)         70
                                                     --------    --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                (1,374)      8,203
EXTRAORDINARY ITEM, NET OF TAX OF $363                     --         502
                                                     --------    --------
NET INCOME (LOSS)                                      (1,374)      7,701
                                                     --------    --------

OTHER COMPREHENSIVE LOSS:
  Foreign currency translation adjustments               (416)     (1,342)
  Unrealized losses on securities                         (10)        (80)
                                                      -------     -------

   Total other comprehensive loss, net                   (426)     (1,422)
                                                     --------    --------

COMPREHENSIVE INCOME (LOSS)                          $ (1,800)   $  6,279
                                                     --------    --------

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON
  SHARE                                                 $0.00       $0.02
                                                     --------    --------

BASIC WEIGHTED AVERAGE NUMBER  OF COMMON
  SHARES OUTSTANDING                                  380,059     470,231
                                                     ========    ========

DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARE OUTSTANDING                            380,059     470,789
                                                     ========    ========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED JUNE 30, 2000

                                 (In Thousands)
                                  (Unaudited)

                                                                                  Notes
                                                                               Receivable
                                                                                  from                       Accumulated
                                    Common Stock           Treasury Stock      Issuance of                      Other
                                --------------------   ----------------------    Common      Accumulated    Comprehensive
                                Shares      Amount      Shares       Amount       Stock       Deficit           Loss         Total
                                -------   ----------   ---------   ----------   ---------   -------------   ------------   ---------
BALANCE, MARCH 31, 2000         672,938   $1,027,037   (202,757)   $(121,184)    $(8,134)       $(19,741)       $(1,927)   $876,051
  Net income                         --           --         --           --          --           7,701             --       7,701
  Exercise of stock options          65           55         --           --          --              --             --          55
  Stock based compensation
   charge                            --       11,614         --           --          --              --             --      11,614
  Repayment of notes receivable
   from issuance of common stock     --           --         --           --          30              --             --          30
  Foreign currency translation
   adjustments                       --           --         --           --          --              --         (1,342)     (1,342)

  Unrealized losses on
   securities                        --           --         --           --          --              --            (80)        (80)
                                -------   ----------   --------    ---------    --------    ------------    -----------    --------
BALANCE, JUNE 30, 2000          673,003   $1,038,706   (202,757)   $(121,184)    $(8,104)       $(12,040)       $(3,349)   $894,029
                                =======   ==========   ========    =========    ========    ============    ===========    ========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
                                  (Unaudited)

                                                     Three Months Ended
                                                          June  30,
                                                    --------------------
                                                      1999        2000
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $ (1,374)   $  7,701
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
     activities:
     Depreciation and amortization                     5,226       8,527
     Loss on sale of business and other                   --         480
     Extraordinary loss due early to retirement
      of debt, net of tax of $363                         --         502
     Stock based compensation charge                      --      (1,389)
     Loss on sale of property, equipment and
      communication lines                                 --          38
     Deferred income taxes                               319       2,759
     Minority interest                                   (52)         70
 Changes in assets and liabilities, net of
  business sold:
    Accounts receivable, net                            (343)    (26,495)
    Prepaid expenses                                     862        (778)
    Other current assets                                  21          (9)
    Accounts payable                                  (3,092)     16,611
    Network communications                               329     (34,327)
    Accrued salaries and related benefits               (742)     (1,460)
    Income taxes payable                              (2,029)      4,599
    Advance billings                                    (148)      1,455
    Other accrued expenses                             2,416       2,513
    Deferred income and compensation                     743       1,281
    Purchases of  trading securities                  (3,222)     (3,325)
    Proceeds from sale of trading securities           1,448       2,230
    Other operating activities                           (67)        235
                                                    --------    --------
            Net cash provided by (used in)
             operating activities                        295     (18,782)
                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and
    communication lines                              (25,885)    (17,434)
   Proceeds from sale of property, equipment and
    communication lines                                2,004          90
   Net proceeds from sale of business                     --         716
   Purchases of short-term investments                (1,921)   (287,764)
   Proceeds from sale of short-term investments        5,802      44,685
   Maturities of short-term investments                  494          --
   Purchases of held-to-maturity securities             (500)         --
   Maturity of held-to-maturity securities               500          --
   Other investing activities                         (3,650)       (120)
                                                    --------    --------
         Net cash used in investing activities       (23,156)   (259,827)
                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term
    obligations                                       50,000      27,000
   Repayments on long-term obligations                  (404)    (49,908)
   Repayments of capital lease obligations              (434)       (659)
   Payments on long-term bandwidth obligations            --     (27,000)
   Net proceeds from issuance of common stock             41          55
   Repayments of notes receivable from issuance
    of common stock                                       --          29
                                                    --------    --------
      Net cash provided by (used in) financing
       activities                                     49,203     (50,483)
                                                    --------    --------

          See accompanying notes to consolidated financial statements.


EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (285)       (456)
                                                                   -------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                26,057    (329,548)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       8,681     727,681
                                                                   -------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $34,738   $ 398,133
                                                                   =======   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Income taxes                                                     $ 3,060   $     970
  Interest                                                         $   413   $   2,460
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisitions of equipment through capital leases                  $ 1,938          --
 Acquisitions of communication lines accrued but not yet paid           --   $   8,723
 Dividends declared but not paid                                   $   500          --


During June 1999, the Company acquired a right of use of capacity in a fiberoptic submarine cable system for a total commitment of $45.0 million. Of the total commitment, $18.0 million was settled in cash in June 1999.

During the three months ended June 30, 1999, the Company issued shares of common stock for notes receivable amounting to approximately $7.9 million.

During April 2000, the Company amended its 1998 Stock Appreciation Rights Plan
  (see Note 7) resulting in a new measurement date. The Company consequently reduced accrued salaries and related benefits and deferred income and compensation by approximately $5.3 million to reflect the stock price at the new measurement date. The Company also reclassified approximately $7.7 million of accrued salaries and related benefits and deferred income and compensation to Class B Common Stock as a result of the amendment.

          See accompanying notes to consolidated financial statements.

Note 1. Basis of Presentation

  In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 26, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

  The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 31, 2000 as the year ended March 31, 2000, and the 13-week periods ended July 2, 1999 and June 30, 2000 as the three months ended June 30, 1999 and June 30, 2000, respectively.

Note 2. Consolidated Balance Sheet Components

  Certain balance sheet components are as follows (in thousands):

                                                       March 31,   June  30,
                                                         2000        2000
                                                       --------    --------
                                                                  (Unaudited)
Property, equipment and communication lines:
  Communication, computer and related equipment        $160,461    $162,447
  Communication lines                                   112,786     127,162
  Land, buildings and leasehold improvements             48,041      48,671
  Furniture and other equipment                          17,347      16,458
                                                       --------    --------
                                                        338,635     354,738
  Less accumulated depreciation and amortization        112,073     111,240
                                                       --------    --------
  Total                                                $226,562    $243,498
                                                       ========    ========

Other assets:
  SERP minimum pension liability                       $  1,924    $  1,924
  SERP assets                                                24          24
  IDIP assets                                            21,217      21,686
  Deferred income taxes                                  16,329      12,942
  Unamortized debt acquisition costs                      4,495       3,402
  Unconsolidated investments in affiliates                1,088       1,475
  Available-for-sale securities                          58,807          --
  Other                                                   6,517       6,127
                                                       --------    --------
  Total                                                $110,401    $ 47,580
                                                       ========    ========

Note 3. Divestitures

On June 30, 2000 the Company sold its interest in its subsidiary Infonet Software Solutions Inc. in Canada for $1.5 million in cash, resulting in a loss of $480,000.

Note 4. Earnings (Loss) Per Share

  In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings (loss) per share for the three months ended June 30, 1999 and 2000 were computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented.

  At June 30, 1999 and 2000 the Company's outstanding stock options represented the only form of potential common stock. Using these shares to calculate diluted earnings per share had an antidilutive effect on reported loss per share at June 30, 1999 and no effect on basic earnings per share at June 30, 2000. Consequently, basic and diluted earnings (loss) per share are the same amount for the three month periods ended June 30, 1999 and 2000.


         See accompanying notes to consolidated financial statements.

Note 5. Income Taxes

The provision for income taxes for the three months ended June 30, 1999 and June 30, 2000 is higher than normal due to the provision of a valuation allowance against deferred tax assets and, in the three-month period ended June 30, 2000, an inability to deduct certain incentive stock option charges.


                                                                          Three Months Ended    Three Months Ended
                                                                             June 30, 1999        June 30, 2000
                                                                          ------------------    ------------------
Income (loss) before provision for income taxes
   and extraordinary item                                                         $(719)                $16,834
                                                                                  -----                 -------

Provision for income taxes at 34% and 35% for June 30, 1999 and 2000,
   respectively                                                                   $(244)                $ 5,892
Incentive stock option charges                                                       --                   1,034
Valuation allowance                                                                 790                   1,028
Other, net                                                                          161                     607
                                                                                  -----                 -------
Reported provision for income taxes                                               $ 707                 $ 8,561
                                                                                  =====                 =======

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

  The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. The Company's management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments. Costs relating to operating the Company's core network, and non-allocable general, administrative, marketing and overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network, nor their associated depreciation expense are allocated to the segments.

  The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.


         See accompanying notes to consolidated financial statements.

  Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                                                         Three Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                         1999         2000
                                                                       --------    ----------
                                                                            (Unaudited)
Reportable segments:
-------------------
Revenues from external customers:
  Direct                                                               $ 76,514    $  100,068
  Alternate                                                               9,192        54,097
                                                                       --------    ----------
    Totals                                                             $ 85,706    $  154,165
                                                                       ========    ==========
Operating Contribution:
  Direct                                                               $ 27,777    $   38,231
  Alternate                                                               5,333        19,334
                                                                       --------    ----------
    Totals                                                             $ 33,110    $   57,565
                                                                       ========    ==========

                                                                           As of June 30,
                                                                       ----------------------
                                                                         1999         2000
                                                                       --------    ----------
                                                                            (Unaudited)
Total assets:
 Direct                                                                $ 64,381    $   93,366
 Alternate                                                                8,249        72,652
                                                                       --------    ----------
    Totals                                                             $ 72,630    $  166,018
                                                                       ========    ==========

                                                                         Three Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                         1999         2000
                                                                       --------    ----------
                                                                            (Unaudited)
Reconciliations:
---------------
Operating contribution from reportable segments                        $ 33,110    $   57,565
Core network, overhead and other non-allocable costs                    (33,829)      (40,731)
                                                                       --------    ----------
Income (loss) before provision for income taxes,
 minority interest, and extraordinary item                             $   (719)   $   16,834
                                                                       ========    ==========

                                                                           As of June 30,
                                                                       ----------------------
                                                                         1999         2000
                                                                       --------    ----------
                                                                            (Unaudited)

Total assets of reportable segments                                    $ 72,630    $  166,018
Core network, corporate and other non-allocable assets                  185,586     1,007,379
                                                                       --------    ----------
   Total assets                                                        $258,216    $1,173,397
                                                                       ========    ==========

Note 7. Stock Incentive Plans

  On April 18, 2000, the Company's Board of Directors approved the 2000 Employee Stock Purchase Plan and the 2000 International Employee Stock Purchase Plan which authorizes the Company to issue rights to the employees of the Company, to purchase up to a combined total of 1.0 million shares.

  Additionally, on April 18, 2000 the Company's Board of Directors approved an Omnibus Stock Plan ("the Omnibus Plan") which authorizes the Company to grant or issue options, restricted stock and performance awards, dividend equivalents, deferred stock and stock payments.

  Included in the Omnibus Plan is the 2000 Stock Option Plan, which authorizes the Company to issue options to employees of the Company and subsidiaries, directors, affiliates and consultants. During the three months ended June 30, 2000, approximately 1.7 million options were granted at market value on the grant date and are being accounted for under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Omnibus Plan authorizes grants of up to 3,000,000 options.

  On April 25, 2000, the Company amended its 1998 Stock Appreciation Rights Plan (the "SARs Plan") to provide for a tandem feature which allows for the settlement of the SARs with shares of Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that the SARs may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans," the Company is accounting for the tandem award as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." The amendment to the SARs plan created a new measurement date resulting in a credit to compensation expense of approximately $5.3 million during the three months ended June 30, 2000. The remaining unrecognized compensation expense of approximately $11.6 million at June 30, 2000 will be amortized ratably over the remaining vesting period at a rate of approximately $824,000 per quarter through December 31, 2003.

  During the three months ended June 30, 2000, the Company granted 120,000 additional options under the 1999 Stock Option Plan bringing the total grants issued and outstanding under this plan to approximately 10.2 million. Additionally, approximately 96,000 options were terminated under the 1998 Stock Option Plan.

Note 8. Commitments and Contingencies

  In connection with its outsourcing agreement with AUCS, the Company also entered into a management agreement with AUCS under which the Company is entitled to a management fee equal to 1.5% of the total consolidated revenues of AUCS, up to an aggregate maximum of euro 17.1 million over the term of the contract or approximately $16.2 million based on the exchange rate at June 30, 2000. The Company is also entitled to an incentive payment equal to 100% of the amount by which the cumulative sum of AUCS EBITDA losses over the three-year term of the management agreement is less than euro 295.3 million or approximately $280.3 million at June 30, 2000. However, the Company must rebate to AUCS 25% of the aggregate amount by which the cumulative sum of AUCS EBITDA losses during the initial three-year term exceed euro 295.3 million, or approximately $280.3 million, subject to a cap equal to the aggregate management fee. As a result of the then uncertainty related to the amount of cumulative EBITDA losses of AUCS over the term of the contract, no management fees due to the Company were recognized as revenue prior to the three months ended June 30, 2000. During the three months ended June 30, 2000 approximately $1.9 million of management fees were recognized as revenue.

Note 9. Long-Term Obligations

  In April 2000, the Company repaid all of its debt outstanding under the Tranche B Term Loan, amounting to $49.6 million. As a result of this early extinguishment, maximum borrowing available to the Company under the Senior Secured Credit Facility were reduced by $50.0 million. The write-off of unamortized debt issuance costs associated with this repayment in the amount of $502,000, net of tax, is reported as an extraordinary item in the three month period ended June 30, 2000.

Note 10. Subsequent Events

  In July 2000 the Board of Directors of the Company approved an increase in the authorized awards of stocks under the Omnibus Plan from 3.0 million to 6.0 million and under the 2000 Stock Purchase Plan from 1.0 million to 2.0 million.

  In July 2000, the Company purchased 1.0 million shares of preferred stock in a company for $2.5 million in cash.

  On August 4, 2000 the Company paid $12 million in cash to acquire the remaining 51% in its subsidiary Network Telephony Corporation ("NTC"). This increases the Company's ownership in the subsidiary to 100%. The Company had been consolidating the financial statements of NTC due to its substantial financial control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following Management's Discussion and Analysis, the revenues and expenses described as resulting from outsourcing services refer to the Outsourcing Agreement with three of our stockholders, AUCS, and its distributors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

You should read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

Results of Operations

The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying Management's Discussion and Analysis for the three month periods ended June 30, 1999 and 2000.


Revenues by Service
                                                                        Three Months Ended June 30,
                                                                  ----------------------------------------
                                                                       1999                    2000
                                                                  ---------------        -----------------
Network Services                                                  $45,599     53%        $ 65,530      43%
Consulting, Integration and Provisioning Services                  25,681     30%          40,695      26%
Applications Services                                               4,291      5%           3,539       2%
Other Communications Services                                      10,135     12%          44,401      29%
                                                                  -------    ---         --------     ---
Total revenues                                                    $85,706    100%        $154,165     100%
                                                                  =======                ========


Revenues by Distribution Channel
                                                                        Three Months Ended June 30,
                                                                  ---------------------------------------
                                                                       1999                    2000
                                                                  --------------         ----------------
Country representatives:
    Number of representatives                                                 56                       55
    Number of clients                                                      1,160                    1,310
    Country representatives' revenues                                    $76,514                 $100,068
    Percent of total revenues                                                 89%                      65%

Alternate sales channels:
    Number of sales channel partners                                          16                       21
    Number of sales channel partners' clients                                191                    1,148
    Alternate sales channel revenues                                     $ 9,192                 $ 54,097
    Percent of total revenues                                                 11%                      35%


Revenues by Region
                                                                        Three Months Ended June 30,
                                                                  ---------------------------------------
                                                                       1999                    2000
                                                                  ---------------        ----------------
Americas                                                          $31,529     37%        $ 41,646     27%
Europe, Middle East and Africa (EMEA)                              45,821     53%         100,527     65%
Asia Pacific                                                        8,356     10%          11,992      8%
                                                                  --------------         ---------------
Total revenues                                                    $85,706    100%        $154,165    100%
                                                                  ==============         ===============

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues increased $68.5 million, or 80%, from $85.7 million in the three months ended June 30, 1999 to $154.2 million in the three months ended June 30, 2000. Excluding revenues resulting from a significant outsourcing agreement entered into on September 30, 1999, revenues increased $27.3 million, or 32%, over the prior year period from $85.7 million to $113.0 million. The overall increase in revenues was due to increases of $34.3 million, or 338%, in Other Communications Services, $19.9 million, or 44%, in Network Services, and $15.0 million, or 58%, in Consulting, Integration and Provisioning Services. The majority of growth in sales of Network Services came from increased sales of Frame Relay and remote access services. Other Communications Services and Consulting, Integration and Provisioning Services increases included approximately $32 million and $9 million, respectively, in revenues from outsourcing services. Excluding outsourcing services revenues, Other Communications Services, which includes X.25 transport services, increased $2.4 million or 24%. Excluding outsourcing services revenues, Consulting, Integration and Provisioning Services increased $5.7 million or 22%.

     Revenues from country representatives increased $23.6 million, or 31%, from $76.5 million for the three months ended June 30, 1999 to $100.1 million for the three months ended June 30, 2000. Approximately $6 million of the increase resulted from outsourcing services. Although we decreased the number of our country representatives from 56 as of June 30, 1999 to 55 as of June 30, 2000, we saw increased revenue that was derived largely through the growth of existing country representatives. The number of our country representative clients increased by 150, or 13%, from 1,160 as of June 30, 1999 to 1,310 as of June 30, 2000. Revenues from our alternate sales channels also grew $44.9 million, or 489%, from $9.2 million to $54.1 million. Approximately $35 million of the increase resulted from outsourcing services. Our alternate sales channel partners resold our suite of services to a net additional 957 clients, including 807 new outsource customers, from 191 clients as of June 30, 1999 to 1,148 clients as of June 30, 2000.

     In terms of revenues billed on a regional basis, the majority of our growth was in the EMEA region, which increased $54.7 million, or 119%, from $45.8 million for the three months ended June 30, 1999 to $100.5 million for the three months ended June 30, 2000. Approximately $41 million of this revenue growth was in Europe as a result of outsourcing services; the balance of the increase is due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in the Asia Pacific region grew $3.6 million, or 44%, from $8.4 million to $12.0 million over the three month periods. Revenues billed in the Americas grew $10.1 million, or 32%, from $31.5 million to $41.6 million over the three month periods.

     Country Representative Compensation increased $37.8 million, or 239%, from $15.9 million for the three months ended June 30, 1999 to $53.7 million for the three months ended June 30, 2000. Approximately $32 million of this increase resulted from outsourcing services revenues. The balance of this expense grew in line with the related revenue.

     Bandwidth and Related Costs increased $16.9 million, or 115%, from $14.6 million for the three months ended June 30, 1999 to $31.5 million for the three months ended June 30, 2000. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability. The usage growth reflects additional client port growth and increased capacity per port. Lease expense, the largest component of bandwidth and related costs, increased $15.9 million, or 152%, from $10.4 million to $26.3 million over the three month periods. Amortization of purchased capacity increased $2.0 million, from $246,000 to $2.2 million over the three month periods.

     Network Operations increased $2.0 million, or 14%, from $14.3 million for the three months ended June 30, 1999 to $16.3 million for the three months ended June 30, 2000. Stock related compensation charges of $509,000 offset by a one-time credit of $1.6 million were recorded in the three months ended June 30, 2000. The stock related compensation credit resulted from an amendment to one of the Company's stock-based compensation plans. Depreciation expense related to network equipment increased $1.9 million, or 82%, from $2.3 million to $4.2 million over the three month periods. The remaining increase was related to the increased costs associated with our network management, operations and support activities, personnel costs, and other network operations expenses.

     Selling, General and Administrative increased $6.0 million, or 14%, from $41.5 million for the three months ended June 30, 1999 to $47.5 million for the three months ended June 30, 2000. Stock related compensation charges of $3.4 million offset by a one-time credit of $3.6 million were recorded in the three months ended June 30, 2000. The stock related compensation credit resulted from an amendment to one of the Company's stock-based compensation plans. Our sales support expenses for multinational support activities decreased $400,000 from $17.1 million for the three months ended June 30, 1999 to $16.7 million for the three months ended June 30, 2000. In addition, personnel-related expenses increased by $2.1 million, or 15% from $14.6 million to $16.8 million over the three month periods due to increased sales and marketing efforts to increase our business.

     Administrative expense, excluding stock related compensation, increased by $2.0 million from $4.8 million for the three months ended June 30, 1999 to $6.8 million for the three months ended June 30, 2000. The increase was primarily due to payroll and related expense.

     Operating Income (Loss) grew by $5.8 million, from $(543,000) for the three months ended June 30, 1999 to $5.2 million for the three months ended June 30, 2000 due to the factors stated above.

     Other Income (Expense) increased $11.8 million, from expense of $176,000 for the three months ended June 30, 1999 to income of $11.6 million for the three months ended June 30, 2000. This increase was due to an increase in interest income over the period of $12.2 million from $491,000 to $12.7 million. The increased interest income resulted from the investment of IPO proceeds received in December 1999. The increase in Other Income (Expense) was also impacted by an increase in interest expense of $1.8 million resulting from borrowings under the senior secured credit facility. Other, net for the three months ended June 30, 2000 included foreign exchange gains of $1.8 million related to the settlement of communication lines purchases.

     Provision (Credit) for Income Taxes increased $7.9 million from an expense of $707,000 for the three months ended June 30, 1999 to $8.6 million for the three months June 30, 2000. The effective tax rate is higher in the three month period ended June 30, 2000 due primarily to non-deductible incentive stock option charges.

     Income (Loss) before Extraordinary Item increased $9.6 million from $(1.4) million for the three months ended June 30, 1999 to $8.2 million for the three months ended June 30, 2000 as a result of the factors described above.

     Extraordinary Item, Net of Tax for the three month period ended June 30, 2000 represents the write-off of unamortized debt issuance costs associated with the $49.6 million of long-term debt which was repaid prior to its due date during the three month period ended June 30, 2000.

     Net Income (Loss) increased $9.1 million from $(1.4) million for the three months ended June 30, 1999 to $7.7 million for the three months ended June 30, 2000 as a result of the factors described above.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended June 30, 2000 was $18.8 million compared to net cash provided by operating activities of $295,000 during the three months ended June 30, 1999. This resulted primarily from a decrease in network communications liability of $34.7 million and an increase in accounts receivable of $26.2 million, partially offset by an increase in accounts payable of $19.7 million. Accounts receivable and payable increases relate to the expansion of our client base in Europe. Cash flows from operating activities were further impacted by increased net income of $9.1 million, increased income taxes payable of $6.6 million, and increased depreciation and amortization of $3.3 million due to the expansion of our World Network and newly introduced ATM capability. Net cash used in investing activities for the three months ended June 30, 2000 was $259.8 million compared to $23.2 million during the three months ended June 30, 1999. This increase was primarily due to an increase in purchases of short-term investments of $285.8 million, partially offset by an increase in proceeds from sale of short-term investments of $38.9 million. Cash used in financing activities for the three months ended June 30, 2000 was $50.5 million compared to cash provided by financing activities of $49.2 million for the three months ended June 30, 1999. This change was the result of an increase in repayments of long-term obligations of $49.5 million, payments on long-term bandwidth obligations of $27.0 million during the three months ended June 30, 2000, and a decrease in proceeds from issuance of long-term obligations of $23.0 million.

As of June 30, 2000, the Company had $611.8 million of cash and cash equivalents and working capital of $690.4 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

     As of June 30, 2000, we were primarily exposed to the following currencies: the Euro, the British pound, the German mark, and the Italian lira. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $1.1 million as of that date.

                                    PART II:


Item 1. Legal Proceedings

  Not applicable.

Item 2. Changes in Securities and Use of Proceeds

  Not applicable.

Item 3. Defaults Upon Senior Securities

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5. Other Information

  Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  A.  Exhibits

      3.1  Restated Certificate of Incorporation.*
      3.2  Amended and Restated By Laws.*

     10.1  Amendment to senior secured facility filed herewith.

*Incorporated by reference to the corresponding exhibit number from the registrant's Registration Statement on Form S-1 filed with the Commission on December 15, 1999.

  B.  Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

  Exhibit 27.1 Financial Data Schedule filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INFONET SERVICES CORPORATION


Date: August 14, 2000                    /s/ AKBAR H. FIRDOSY
                                         --------------------
                                         Akbar H. Firdosy
                                         Chief Financial Officer (Chief
                                         Accounting Officer)