Form 10-Q
period 2000-09-30
INFONET SERVICES CORP
filed 2000-11-13
CIK 1096512

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number 333-88799

                               ----------------

                         INFONET SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                      95-4148675
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                2160 East Grand Avenue, El Segundo, California
                   (Address of principal executive offices)

                                  90245-1022
                                  (Zip Code)

                                (310) 335-2600
             (Registrant's telephone number, including area code)

                               ----------------

   (Former name, former address and former fiscal year, if changes list last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Sections 12, 13 or 15(d) of the Securities Exchange of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of November 8, 2000, the registrant had the following number of shares outstanding:

       Class A common stock:  161,403,358
       Class B common stock:  308,891,055

================================================================================

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except per Share Amounts)

                                                       March 31,   September 30,
                                                          2000         2000
                                                       ----------  -------------
                        ASSETS
                        ------                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..........................  $  727,681   $  321,204
  Short-term investments.............................         --       397,980
  Accounts receivable, net...........................     138,762      155,533
  Deferred income taxes..............................       6,011        6,695
  Prepaid expenses...................................       9,308       11,224
  Other current assets...............................         177          187
                                                       ----------   ----------
   Total current assets..............................     881,939      892,823
                                                       ----------   ----------
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net.....     226,562      369,898
GOODWILL AND OTHER INTANGIBLE ASSETS, Net............       3,425        9,164
OTHER ASSETS.........................................     110,401       56,969
                                                       ----------   ----------
TOTAL ASSETS.........................................  $1,222,327   $1,328,854
                                                       ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term obligations...........  $    2,059   $    2,826
  Current portion of capital lease obligations.......       3,191        3,177
  Accounts payable...................................      83,694       70,515
  Network communications.............................      50,717      134,316
  Accrued salaries and related benefits..............      22,119       14,015
  Income taxes payable...............................       7,538       11,886
  Advance billings...................................      22,168       22,188
  Other accrued expenses.............................      12,079       16,297
                                                       ----------   ----------
   Total current liabilities.........................     203,565      275,220
                                                       ----------   ----------
DEFERRED INCOME AND COMPENSATION.....................      29,714       27,363
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION......      12,058       10,572
LONG TERM OBLIGATIONS, LESS CURRENT PORTION..........      73,081      111,980
LONG TERM BANDWIDTH OBLIGATIONS......................      27,393          237
MINORITY INTEREST....................................         465          555
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Class A common stock, $0.01 par value per share:
  400,000 shares authorized, 370,160 and 364,160
  shares issued as of March 31, 2000 and
  September 30, 2000, respectively, and 167,403 and
  161,403 shares outstanding as of March 31, 2000 and
  September 30, 2000, respectively; 202,757 shares
  held in treasury as of March 31, 2000 and September
  30, 2000...........................................      67,167       66,078
  Class B common stock, $0.01 par value per share:
  600,000 shares authorized, 302,778 and 308,867
  shares issued and outstanding as of March 31, 2000
  and September 30, 2000, respectively...............     959,870      976,848
  Treasury stock, at cost, 202,757 shares............    (121,184)    (121,184)
  Notes receivable from issuance of common stock.....      (8,134)      (8,060)
  Accumulated deficit................................     (19,741)      (7,348)
  Accumulated other comprehensive loss...............      (1,927)      (3,407)
                                                       ----------   ----------
   Total stockholders' equity........................     876,051      902,927
                                                       ----------   ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $1,222,327   $1,328,854
                                                       ==========   ==========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In Thousands, Except per Share Amounts)
                                  (Unaudited)

                                        Three Months Ended   Six Months Ended
                                          September 30,        September 30,
                                        -------------------  ------------------
                                          1999      2000       1999      2000
                                        --------- ---------  --------  --------
REVENUES, Net.........................  $ 87,513  $ 156,062  $173,219  $310,227
                                        --------  ---------  --------  --------
EXPENSES:
  Country representative
   compensation.......................    15,174     52,942    31,035   106,648
  Bandwidth and related costs.........    20,823     29,874    35,443    61,359
  Network operations..................    18,649     20,133    32,899    36,389
  Selling, general and
   administrative.....................    41,963     46,592    83,481    94,074
                                        --------  ---------  --------  --------
    Total expenses....................    96,609    149,541   182,858   298,470
                                        --------  ---------  --------  --------
OPERATING INCOME (LOSS)...............    (9,096)     6,521    (9,639)   11,757
                                        --------  ---------  --------  --------
OTHER INCOME (EXPENSE):
  Interest income.....................       582     10,332     1,073    23,062
  Interest expense....................    (2,231)    (2,512)   (2,883)   (5,001)
  Other, net..........................       (96)    (3,283)     (111)   (1,926)
                                        --------  ---------  --------  --------
    Total other income (expense),
     net..............................    (1,745)     4,537    (1,921)   16,135
                                        --------  ---------  --------  --------
INCOME (LOSS) BEFORE PROVISION
 (CREDIT) FOR INCOME TAXES, MINORITY
 INTEREST AND EXTRAORDINARY ITEM......   (10,841)    11,058   (11,560)   27,892
PROVISION (CREDIT) FOR INCOME TAXES...    (2,455)     6,320    (1,748)   14,881
                                        --------  ---------  --------  --------
INCOME (LOSS) BEFORE MINORITY INTEREST
 AND EXTRAORDINARY ITEM...............    (8,386)     4,738    (9,812)   13,011
MINORITY INTEREST.....................        14         46       (38)      116
                                        --------  ---------  --------  --------
INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM.................................    (8,400)     4,692    (9,774)   12,895
EXTRAORDINARY ITEM, NET OF INCOME
   TAXES OF $363......................       --         --        --        502
                                        --------  ---------  --------  --------
NET INCOME (LOSS).....................    (8,400)     4,692    (9,774)   12,393
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation
   adjustments........................       806     (1,093)      390    (2,435)
  Unrealized gains (losses) on
   securities.........................       (10)     1,035       (20)      955
  Minimum pension liability
   adjustment, net of tax of $92......       --         --        138       --
                                        --------  ---------  --------  --------
    Total other comprehensive income
     (loss), net......................       796        (58)      508    (1,480)
                                        --------  ---------  --------  --------
COMPREHENSIVE INCOME (LOSS)...........  $ (7,604) $   4,634  $ (9,266) $ 10,913
                                        ========  =========  ========  ========
BASIC AND DILUTED EARNINGS (LOSS) PER
 COMMON SHARE.........................  $  (0.02) $    0.01  $  (0.03) $   0.03
                                        ========  =========  ========  ========
BASIC WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING............   383,720    470,266   382,004   470,248
DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING............   383,720    470,819   382,004   470,852

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED SEPTEMBER 30, 2000
                                 (In Thousands)
                                  (Unaudited)

                                                                    Notes
                                                                  Receivable
                                                                     from                 Accumulated
                             Common Stock      Treasury Stock      Issuance                  Other
                          ------------------ -------------------  of Common  Accumulated Comprehensive
                          Shares    Amount    Shares    Amount      Stock      Deficit       Loss       Total
                          ------- ---------- --------  ---------  ---------- ----------- ------------- --------
BALANCE, MARCH 31,
 2000...................  672,938 $1,027,037 (202,757) $(121,184)  $(8,134)   $(19,741)     $(1,927)   $876,051
 Net income.............      --         --       --         --        --       12,393          --       12,393
 Exercise of stock op-
  tions.................       89         75      --         --        --          --           --           75
 Stock based compensa-
  tion charge...........      --      15,814      --         --        --          --           --       15,814
 Repayment of notes re-
  ceivable from issuance
  of common stock.......      --         --       --         --         74         --           --           74
 Foreign currency trans-
  lation adjustments....      --         --       --         --        --          --        (2,435)     (2,435)
 Unrealized losses on
  securities............      --         --       --         --        --          --           955         955
                          ------- ---------- --------  ---------   -------    --------      -------    --------
BALANCE, SEPTEMBER 30,
 2000...................  673,027 $1,042,926 (202,757) $(121,184)  $(8,060)   $ (7,348)     $(3,407)   $902,927
                          ======= ========== ========  =========   =======    ========      =======    ========



          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                             September 30,
                                                            -----------------
                                                             1999      2000
                                                            -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................... $(9,774) $ 12,393
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization............................  13,772    19,752
  Amortization of debt acquisition costs...................     --      1,275
  Loss on sale of business and other.......................     --        480
  Extraordinary loss due to early retirement of debt, net
   of tax of $363..........................................     --        502
  Stock based compensation charge..........................     --      2,810
  Loss on sale of property, equipment and communication
   lines...................................................     --         40
  Discount amortization on marketable securities...........     --       (773)
  Realized gain on marketable securities...................     --       (134)
  Deferred income taxes....................................  (1,803)   (3,933)
  Minority interest........................................     (38)       90

Changes in operating assets and liabilities, net of
 business sold:
  Accounts receivable, net.................................    (818)  (19,351)
  Prepaid expenses.........................................    (589)   (2,196)
  Other current assets.....................................      63       (22)
  Accounts payable.........................................   7,856   (10,524)
  Network communications...................................    (841)  (27,454)
  Accrued salaries and related benefits....................  (1,846)    1,379
  Income taxes payable.....................................  (6,408)    4,925
  Advance billings.........................................    (191)       20
  Other accrued expenses...................................   5,305     4,823
  Deferred income and compensation.........................   5,574     2,287
  Purchases of trading securities.......................... (12,391)  (11,572)
  Proceeds from sales of trading securities................   4,459     9,754
  Other operating activities...............................     (67)      434
                                                            -------  --------
    Net cash provided by (used in) operating activities....   2,263   (14,995)
                                                            -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, equipment and communication lines.. (51,518)  (53,615)
 Proceeds from sale of property, equipment and
  communication lines......................................      10        90
 Net acquisition cost of minority interest in subsidiary...     --     (7,800)
 Net proceeds from sale of business........................     --        716
 Purchases of short-term investments.......................  (1,957) (497,789)
 Proceeds from sale of short-term investments..............   6,737   150,483
 Maturities of short-term investments......................   2,440     9,995
 Purchases of held-to-maturity securities..................  (2,467)      --
 Maturity of held-to maturity securities...................   7,975       --
 Other investing activities................................  (3,910)   (3,675)
                                                            -------  --------
    Net cash used in investing activities.................. (42,690) (401,595)
                                                            -------  --------

                                             (Table continued on following page)

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                                 (In Thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                              September 30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term obligations........... $110,000  $117,000
 Repayments of long-term obligations.......................  (59,040)  (77,334)
 Repayments of capital lease obligations...................   (1,057)   (1,500)
 Repayments of long-term bandwidth obligations.............      --    (27,000)
 Net proceeds from issuance of common stock................   26,708        75
 Repayments of notes receivable from issuance of common
  stock....................................................      --         70
 Debt issuance cost........................................   (4,938)      --
 Dividends paid............................................     (487)      --
                                                            --------  --------
    Net cash provided by financing activities..............   71,186    11,311
                                                            --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................     (238)   (1,198)
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......   30,521  (406,477)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............    8,681   727,681
                                                            --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................... $ 39,202  $321,204
                                                            ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Income taxes............................................. $  6,741  $  9,596
  Interest................................................. $  2,642  $  4,705

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisitions of equipment through capital leases.......... $  1,938       --
 Acquisitions of communication lines accrued but not yet
  paid.....................................................      --   $110,226

   During June 1999, the Company acquired a right of use of capacity in a fiberoptic submarine cable system for a total commitment of $45.0 million. Of the total commitment, $18.0 million was settled in cash in June 1999.

   During the six months ended September 30, 1999, the Company issued shares of class C common stock for notes receivable amounting to approximately $7.9 million and shares of class B common stock for a stock subscription receivable amounting to approximately $13.3 million.

   During April 2000, the Company amended its 1998 Stock Appreciation Rights Plan resulting in a new measurement date. The Company consequently reduced accrued salaries and related benefits and deferred income and compensation by approximately $5.3 million to reflect the stock price at the new measurement date. The Company also reclassified approximately $7.7 million of accrued salaries and related benefits and deferred income and compensation to class B common stock as a result of the amendment.

          See accompanying notes to consolidated financial statemens.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

   In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 26, 2000. Certain items have been reclassed to conform to current period presentation. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

   The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 31, 2000 as the year ended March 31, 2000, and the 13- and the 26-week periods ended October 1, 1999 and September 29, 2000 as the three and six months ended September 30, 1999 and September 30, 2000, respectively.

Note 2. Consolidated Balance Sheet Components

   Certain balance sheet components are as follows (in thousands):

                                                         March 31, September 30,
                                                           2000        2000
                                                         --------- -------------
Property, equipment and communication lines:
  Communication, computer and related equipment......... $160,461    $183,921
  Communication lines...................................  112,786     241,163
  Land, buildings and leasehold improvements............   48,041      49,781
  Furniture and other equipment.........................   17,347      15,247
                                                         --------    --------
                                                          338,635     490,112
  Less accumulated depreciation and amortization........  112,073     120,214
                                                         --------    --------
  Total................................................. $226,562    $369,898
                                                         ========    ========
Other assets:
  SERP minimum pension liability........................ $  1,924    $  1,924
  SERP assets...........................................       24          25
  IDIP assets...........................................   21,217      22,377
  Deferred income taxes.................................   16,329      19,578
  Unamortized debt acquisition costs....................    4,495       3,220
  Unconsolidated investments in affiliates..............    1,088       3,990
  Available-for-sale securities.........................   58,807         --
  Other.................................................    6,517       5,855
                                                         --------    --------
  Total................................................. $110,401    $ 56,969
                                                         ========    ========

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


Note 3. Earnings (Loss) Per Share

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings (loss) per share for the three and six months ended September 30, 1999 and 2000 were computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented.

   At September 30, 1999 and 2000 the Company's outstanding stock options represented the only form of potential common stock. Using these shares to calculate diluted earnings per share had an antidilutive effect on reported loss per share at September 30, 1999 and no effect on basic earnings per share at September 30, 2000. Consequently, basic and diluted earnings (loss) per share are the same amount for the three and six months ended September 30, 1999 and 2000, respectively.

Note 4. Income Taxes

   The provision for income taxes for the three and six months ended September 30, 1999 and September 30, 2000 is higher than normal due to the provision of a valuation allowance against deferred tax assets and primarily an inability to deduct certain incentive stock option charges.

   The provision (credit) for income taxes is summarized as follows (in thousands).

                                               Three Months
                                                  Ended        Six Months Ended
                                              September 30,     September 30,
                                             ----------------- -----------------
                                               1999     2000     1999     2000
                                             --------  ------- --------  -------
Income (loss) before provision (credit) for
 income taxes, minority interest and
 extraordinary item........................  $(10,841) $11,058 $(11,560) $27,892
                                             --------  ------- --------  -------
Provision (credit) for income taxes at 34%
 and 35% for September 30, 1999 and 2000,
 respectively..............................  $ (3,686) $ 3,870 $ (3,930) $ 9,762
Incentive stock option charges.............       --     1,076      --     2,110
Valuation allowance........................     1,150      308    1,940    1,335
Sales tax and other, net...................        81    1,066      242    1,674
                                             --------  ------- --------  -------
Reported provision (credit) for income
 taxes.....................................  $ (2,455) $ 6,320 $ (1,748) $14,881
                                             ========  ======= ========  =======

Note 5. Segment Information

   The Company conducts business in two operating segments: country representatives or Direct Sales Channels ("Direct") and Alternate Sales Channels ("Alternate"). Both these segments generate revenues by providing our customers with a complete global networking solution.

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

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

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

                                               Three Months
                                                  Ended       Six Months Ended
                                              September 30,     September 30,
                                             ---------------- -----------------
                                              1999     2000     1999     2000
                                             ------- -------- -------- --------
Reportable segments:
Revenues from external customers:
  Direct.................................... $76,567 $ 96,916 $153,081 $196,984
  Alternate.................................  10,946   59,146   20,138  113,243
                                             ------- -------- -------- --------
    Totals.................................. $87,513 $156,062 $173,219 $310,227
                                             ======= ======== ======== ========
Operating contribution:
  Direct.................................... $27,590 $ 39,406 $ 55,367 $ 77,637
  Alternate.................................   6,509   24,742   11,842   44,076
                                             ------- -------- -------- --------
    Totals.................................. $34,099 $ 64,148 $ 67,209 $121,713
                                             ======= ======== ======== ========

                                                                     As of
                                                                 September 30,
                                                                ----------------
                                                                 1999     2000
                                                                ------- --------
Total assets:
  Direct....................................................... $62,808 $ 96,236
  Alternate....................................................   9,191   67,748
                                                                ------- --------
    Totals..................................................... $71,999 $163,984
                                                                ======= ========

                                           Three Months
                                              Ended          Six Months Ended
                                          September 30,       September 30,
                                         -----------------  -------------------
                                           1999     2000      1999      2000
                                         --------  -------  --------  ---------
Reconciliations:
Operating contribution from reportable
 segments..............................  $ 34,099  $64,148  $ 67,209  $ 121,713
Core network, overhead and other non-
 allocable costs.......................   (44,940) (53,090)  (78,769)   (93,821)
                                         --------  -------  --------  ---------
Income (loss) before provision (credit)
 for income taxes, minority interest,
 and extraordinary item................  $(10,841) $11,058  $(11,560) $  27,892
                                         ========  =======  ========  =========

                                                            As of September 30,
                                                            -------------------
                                                              1999      2000
                                                            -------- ----------
Total assets of reportable segments........................ $ 71,999 $  163,984
Core network, corporate and other non-allocable assets.....  220,078  1,164,870
                                                            -------- ----------
    Total assets........................................... $292,077 $1,328,854
                                                            ======== ==========

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


Note 6. Stock Incentive Plans

   On April 18, 2000, the Company's Board of Directors adopted the 2000 Employee Stock Purchase Plan and the 2000 International Employee Stock Purchase Plan which authorizes the Company to issue rights to employees of the Company, to purchase up to a combined total of 2.0 million shares, and on September 11, 2000, at the Company's annual stockholders meeting, the stockholders adopted this plan.

   Additionally, on April 18, 2000 the Company's Board of Directors adopted the Omnibus Stock Plan ("the Omnibus Plan") which authorizes the Company to grant or issue options, restricted stock and performance awards, dividend equivalents, deferred stock and stock payments, and on September 11, 2000, at the Company's annual stockholders meeting, the stockholders adopted this plan.

   Included in the Omnibus Plan is the 2000 Stock Option Plan, which authorizes the Company to issue options to employees of the Company and subsidiaries, directors, affiliates and consultants grants of up to 6.0 million options. During the six months ended September 30, 2000, approximately 2.6 million options were outstanding. These are being accounted for under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation."

Note 7. Assignment Agreement with AUCS

   The Company entered into an assignment agreement with AUCS whereby AUCS has assigned the management of its AT&T/GME customers to the Company. As a result of the channel management function performed, the Company earns a fee equal to 20% of the revenues AUCS generates from these clients. During the current quarter, the Company earned revenue of approximately $6 million dollars, which is included in Other Communication Services.

Note 8. Long-term Obligations

   In April 2000, the Company repaid all of its debt outstanding under the Tranche B Term Loan, amounting to $49.6 million. As a result of this early extinguishment, maximum borrowings available to the Company under the Senior Secured Credit Facility were reduced by $50.0 million. The write-off of unamortized debt issuance costs associated with this repayment in the amount of $502,000, net of income taxes of $363,000, is reported as an extraordinary item in the six month period ended September 30, 2000. Additionally, in August 2000, the Company borrowed $90 million under the Tranche B Term Loan.

Note 9. Acquisition and Divestitures

   On August 4, 2000, the Company paid $12 million in cash to acquire the remaining 51 percent in its subsidiary Network Telephony Corporation ("NTC"). This acquisition increased the Company's ownership in NTC to 100 percent. The excess of the purchase price of the stock over the fair value of the additional interest obtained in NTC's tangible net assets was $7.8 million.

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

 Results of Operations

   The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying management's discussion and analysis for the three and six month periods ended September 30, 1999 and 2000 (dollars in thousands).

Revenues by Service

                            Three Months Ended          Six Months Ended
                              September 30,               September 30,
                         -------------------------  --------------------------
                            1999          2000          1999          2000
                         -----------  ------------  ------------  ------------
Network Services........ $50,292  57% $ 67,300  43% $ 95,891  55% $132,830  43%
Consulting, Integration
 and Provisioning
 Services...............  20,048  23%   44,170  28%   45,729  27%   84,865  27%
Applications Services...   3,382   4%    2,613   2%    7,673   4%    6,152   2%
Other Communication
 Services...............  13,791  16%   41,979  27%   23,926  14%   86,380  28%
                         -------      --------      --------      --------
Total revenues.......... $87,513 100% $156,062 100% $173,219 100% $310,227 100%
                         =======      ========      ========      ========

Revenues by Distribution Channel

                                           Three Months
                                               Ended        Six Months Ended
                                           September 30,      September 30,
                                          ----------------  ------------------
                                           1999     2000      1999      2000
                                          -------  -------  --------  --------
Country representatives:
  Number of representatives..............      56       55        56        55
  Number of clients......................   1,189    1,478     1,189     1,478
  Country representatives revenues....... $76,567  $96,916  $153,081  $196,984
  Percent of total revenues..............      87%      62%       88%       63%

Alternate sales channels:
  Number of sales channel partners.......      18       20        18        20
  Number of sales channel partners'
   clients...............................     195      998       195       998
  Alternate sales channel revenues....... $10,946  $59,146  $ 20,138  $113,243
  Percent of total revenues..............      13%      38%       12%       37%

Revenues by Region

                            Three Months Ended          Six Months Ended
                              September 30,               September 30,
                         -------------------------  --------------------------
                            1999          2000          1999          2000
                         -----------  ------------  ------------  ------------
Americas................ $30,598  35% $ 39,414  25% $ 62,127  36% $ 81,060  26%
Europe, Middle East and
 Africa (EMEA)..........  47,261  54%  104,767  67%   93,082  54%  205,294  66%
Asia Pacific............   9,654  11%   11,881   8%   18,010  10%   23,873   8%
                         -------      --------      --------      --------
Total revenues.......... $87,513 100% $156,062 100% $173,219 100% $310,227 100%
                         =======      ========      ========      ========

 Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

   Revenues increased $68.5 million, or 78%, from $87.5 million in the three months ended September 30, 1999 to $156.1 million in the three months ended September 30, 2000. Excluding revenues resulting from a significant outsourcing agreement entered into on September 30, 1999, revenues increased $29.0 million, or 33%, over the prior year period from $87.5 million to $116.5 million. The overall increase in revenues was due to increases of $28.2 million, or 204%, in Other Communication Services, $24.1 million, or 120%, in Consulting, Integration and Provisioning Services, and $17.0 million, or 34%, in Network Services. The majority of growth in sales of Network Services came from increased sales of Frame Relay, ATM and remote access services. Other Communication Services and Consulting, Integration and Provisioning Services increases included approximately $28 million and $12 million, respectively, in revenues from outsourcing services. Excluding outsourcing services revenues, Other Communication Services increased $164,000, which is the net impact of decreasing X.25 transport services offset by approximately $6.0 million of revenues from a new assignment agreement with AUCS. Excluding outsourcing services revenues, Consulting, Integration and Provisioning Services increased $12.6 million, or 63%.

   Revenues from country representatives increased $20.3 million, or 27%, from $76.6 million for the three months ended September 30, 1999 to $96.9 million for the three months ended September 30, 2000. Approximately $5 million of the increase resulted from outsourcing services. Although we decreased the number of our country representatives from 56 as of September 30, 1999 to 55 as of September 30, 2000, we saw increased revenue that was derived largely through the growth of existing country representatives. The number of our country representative clients increased 289, or 24%, from 1,189 as of September 30, 1999 to 1,478 as of September 30, 2000. Revenues from our alternate sales channels also grew $48.2 million, or 440%, from $10.9 million to $59.1 million. Approximately $34 million of the increase resulted from outsourcing services. Our alternate sales channel partners resold our suite of services to a net additional 803 clients, including 780 new outsource customers, from 195 clients as of September 30, 1999 to 998 clients as of September 30, 2000.

   In terms of revenues billed on a regional basis, the majority of our growth was in the EMEA region, which increased $57.5 million, or 122%, from $47.3 million for the three months ended September 30, 1999 to $104.8 million for the three months ended September 30, 2000. Approximately $40 million of this revenue growth was in Europe as a result of the outsourcing transaction; the balance of the increase is due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in the Americas grew $8.8 million, or 29%, from $30.6 million to $39.4 million over the three month periods. Revenues billed in the Asia Pacific region grew $2.2 million, or 23%, from $9.7 million to $11.9 million over the three month periods.

   Country Representative Compensation increased $37.8 million, or 249%, from $15.2 million for the three months ended September 30, 1999 to $52.9 million for the three months ended September 30, 2000. Approximately $31 million of this increase resulted from outsourcing services revenues. The balance of this expense grew in line with the related revenue.

   Bandwidth and Related Costs increased $9.1 million, or 43%, from $20.8 million for the three months ended September 30, 1999 to $29.9 million for the three months ended September 30, 2000. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability. The usage growth reflects additional client port growth and increased capacity per port. Lease expense, the largest component of bandwidth and related costs, increased $5.7 million, or 31%, from $18.1 million to $23.7 million over the three month periods. Amortization of purchased capacity increased $2.4 million, from $793,000 to $3.2 million over the three month periods.

   Network Operations increased $1.5 million, or 8%, from $18.6 million for the three months ended September 30, 1999 to $20.1 million for the three months ended September 30, 2000. Stock related compensation charges of $701,000 were recorded in the three months ended September 30, 2000. Depreciation expense related to network equipment increased $2.4 million, or 91%, from $2.6 million to $5.0 million over the three month periods. An impairment charge of $3.6 million related to the disposition of ESG was recorded in the three months ended September 30, 1999. The remaining increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

   Selling, General and Administrative increased $4.6 million, or 11%, from $42.0 million for the three months ended September 30, 1999 to $46.6 million for the three months ended September 30, 2000. Stock related compensation charges of $3.5 million were recorded in the three months ended September 30, 2000. Our sales support expenses for multinational support activities decreased $938,000 from $17.8 million for the three months ended September 30, 1999 to $16.8 million for the three months ended September 30, 2000. Sales and Marketing personnel-related expenses increased by $1.5 million, or 10% from $14.7 million to $16.3 million for the three month period due to increased sales and marketing efforts to increase our business. Administrative expense, excluding stock related compensation, decreased by $586,000 from $5.9 million for the three months ended September 30, 1999 to $5.3 million for the three months ended September 30, 2000.

   Operating Income (Loss) grew by $15.6 million, from $(9.1) million for the three months ended September 30, 1999 to $6.5 million for the three months ended September 30, 2000 due to the factors stated above.

   Other Income (Expense) increased $6.3 million, from expense of $1.7 million for the three months ended September 30, 1999 to income of $4.5 million for the three months ended September 30, 2000. This increase was due to an increase in interest income over the period of $9.8 million from $582,000 to $10.3 million. The increased interest income resulted from the investment of IPO proceeds received in December 1999. Other Income (Expense) was also impacted by an increase in interest expense of $281,000 resulting from building mortgage indebtedness. Other, net for the three months ended September 30, 2000 included foreign exchange losses of $3.4 million related primarily to settlement of euro denominated outsourcing sales.

   Provision (Credit) for Income Taxes increased $8.8 million from a credit of $(2.5) million for the three months ended September 30, 1999 to a provision of $6.3 million for the three months September 30, 2000. The effective tax rate is higher in the three month period ended September 30, 2000 due primarily to non-deductible stock based compensation charges.

   Net Income (Loss) increased $13.1 million from $(8.4) million for the three months ended September 30, 1999 to $4.7 million for the three months ended September 30, 2000 as a result of the factors described above.

 Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

   Revenues increased $137.0 million, or 79%, from $173.2 million in the six months ended September 30, 1999 to $310.2 million in the six months ended September 30, 2000. Excluding revenues resulting from a significant outsourcing agreement entered into on September 30, 1999, revenues increased $56.3 million, or 33%, over the prior year period from $173.2 million to $229.6 million. The overall increase in revenues was due to increases of $62.5 million, or 261%, in Other Communication Services, $39.1 million, or 86%, in Consulting, Integration and Provisioning Services, and $36.9 million, or 39%, in Network Services. The majority of growth in sales of Network Services came from increased sales of Frame Relay, ATM and remote access services. Other Communication Services and Consulting, Integration and Provisioning Services increases included approximately $60 million and $21 million, respectively, in revenues from outsourcing services. Excluding outsourcing services revenues, Other Communication Services increased $2.6 million, which is the net impact of decreasing X.25 transport services offset by approximately $6.0 million of revenues from a new assignment agreement with AUCS. Excluding outsourcing services revenues, Consulting, Integration and Provisioning Services increased $18.4 million, or 40%.

   Revenues from country representatives increased $43.9 million, or 29%, from $153.1 million for the six months ended September 30, 1999 to $197.0 million for the six months ended September 30, 2000.

Approximately $12 million of the increase resulted from outsourcing services. Although we decreased the number of our country representatives from 56 as of September 30, 1999 to 55 as of September 30, 2000, we saw increased revenue that was derived largely through the growth of existing country representatives. The number of our country representative clients increased 289, or 24%, from 1,189 as of September 30, 1999 to 1,478 as of September 30, 2000. Revenues from our alternate sales channels also grew $93.1 million, or 462%, from $20.1 million to $113.2 million. Approximately $69 million of the increase resulted from outsourcing services. Our alternate sales channel partners resold our suite of services to a net additional 803 clients, including 780 new outsource customers, from 195 clients as of September 30, 1999 to 998 clients as of September 30, 2000.

   In terms of revenues billed on a regional basis, the majority of our growth was in the EMEA region, which increased $112.2 million, or 121%, from $93.1 million for the six months ended September 30, 1999 to $205.3 million for the six months ended September 30, 2000. Approximately $81 million of this revenue growth was in Europe as a result of the outsourcing transaction; the balance of the increase is due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in the Americas grew $18.9 million, or 30%, from $62.1 million to $81.1 million over the six month periods. Revenues billed in the Asia Pacific region grew $5.9 million, or 33%, from $18.0 million to $23.9 million over the six month periods.

   Country Representative Compensation increased $75.6 million, or 244%, from $31.0 million for the six months ended September 30, 1999 to $106.6 million for the six months September 30, 2000. Approximately $63 million of this increase resulted from outsourcing services revenues. The balance of this expense grew in line with the related revenue.

   Bandwidth and Related Costs increased $25.9 million, or 73%, from $35.4 million for the six months ended September 30, 1999 to $61.4 million for the six months ended September 30, 2000. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability. The usage growth reflects additional client port growth and increased capacity per port. Lease expense, the largest component of bandwidth and related costs, increased $21.5 million, or 75%, from $28.5 million to $50.0 million over the six month periods. Amortization of purchased capacity increased $4.3 million, from $1.0 million to $5.4 million over the six month period.

   Network Operations increased $3.5 million, or 11%, from $32.9 million for the six months ended September 30, 1999 to $36.4 million for the six months ended September 30, 2000. Stock related compensation charges of $1.2 million offset by a one-time credit of $1.6 million were recorded in the six months ended September 30, 2000. The stock related compensation credit resulted from an amendment to one of the Company's stock-based compensation plans. Depreciation expense related to network equipment increased $4.2 million, or 87%, from $4.9 million to $9.1 million over the six month periods. An impairment charge of $3.6 million related to the disposition of ESG was recorded in the six months ended September 30, 1999. The remaining increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

   Selling, General and Administrative increased $10.6 million, or 13%, from $83.5 million for the six months ended September 30, 1999 to $94.1 million for the six months ended September 30, 2000. Stock related compensation charges of $6.9 million offset by a one-time credit of $3.6 million were recorded in the six months ended September 30, 2000. The stock related compensation credit resulted from an amendment to one of the Company's stock-based compensation plans. Our sales support expenses for multinational support activities decreased $1.3 million from $34.9 million for the six months ended September 30, 1999 to $33.6 million for the six months ended September 30, 2000. Sales and Marketing personnel-related expenses increased by $3.6 million, or 12% from $29.4 million to $33.0 million for the six month period due to increased sales and marketing efforts to increase our business. Advertising expense increased $1.1 million from $2.6 million for the six months ended September 30, 1999 to $3.7 million for the six months ended

September 30, 2000. Administrative expense, excluding stock related compensation, increased by $1.4 million from $10.6 million for the six months ended September 30, 1999 to $12.1 million for the six months ended September 30, 2000.

   Operating Income (Loss) grew by $21.4 million, from $(9.6) million for the six months ended September 30, 1999 to $11.8 million for the six months ended September 30, 2000 due to the factors stated above.

   Other Income (Expense) increased $18.1 million, from expense of $1.9 million for the six months ended September 30, 1999 to income of $16.1 million for the six months ended September 30, 2000. This increase was due to an increase in interest income over the period of $22.0 million from $1.1 million to $23.1 million. The increased interest income resulted from the investment of IPO proceeds received in December 1999. Other Income (Expense) was also impacted by an increase in interest expense of $2.1 million resulting from borrowings under the senior secured credit facility and building mortgage indebtedness. Other, net for the six months ended September 30, 2000 included net foreign exchange losses of $1.6 million related to foreign exchange losses on settlement of euro denominated outsourcing sales, offset by foreign exchange gains on settlement of communication lines purchases.

   Provision (Credit) for Income Taxes increased $16.6 million from a credit of $(1.7) million for the six months ended September 30, 1999 to $14.9 for the six months September 30, 2000. The effective tax rate is higher in the six month period ended September 30, 2000 due primarily to non-deductible stock based compensation charges.

   Income (Loss) before Extraordinary Item increased $22.7 million from $(9.8) million for the six months ended September 30, 1999 to $12.9 million for the six months ended September 30, 2000 as a result of the factors described above.

   Extraordinary Item, Net of Tax for the six month period ended September 30, 2000 represents the write-off of unamortized debt issuance costs associated with the $49.6 million of long-term debt which was repaid prior to its due date during the six month period ended September 30, 2000.

   Net Income (Loss) increased $22.2 million from $(9.8) million for the six months ended September 30, 1999 to $12.4 million for the six months ended September 30, 2000 as a result of the factors described above.

Liquidity and Capital Resources

   Net cash used in operating activities during the six months ended September 30, 2000 was $15.0 million compared to net cash provided by operating activities of $2.3 million during the six months ended September 30, 1999. This resulted primarily from a decrease in network communications liability of $26.6 million, a decrease in accounts payable of $18.4 million, and an increase in accounts receivable of $18.5 million. These changes are partially offset by an increase in net income of $22.2 million, an increase in income taxes payable of $11.3 million, an increase in proceeds from sales of trading securities of $5.3 million, and increased depreciation and amortization of $6.0 million due to the expansion of our World Network and newly introduced ATM capability. Net cash used in investing activities for the six months ended September 30, 2000 was $401.6 million compared to $42.7 million during the six months ended September 30, 1999. This increase was primarily due to the purchases of short-term investments related to the investment of IPO proceeds. Cash provided by financing activities for the six months ended September 30, 2000 was $11.3 million compared to $71.2 million for the six months ended September 30, 1999. This decrease was the result of net proceeds from issuance of common stock of $26.7 million during the six months ended September 30, 1999 and an increase in repayments on long-term obligations of $45.3 million.

   As of September 30, 2000, the company had $321.2 million of cash and cash equivalents, working capital of $617.6 million and total assets of $1.3 billion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

   As of September 30, 2000, we were primarily exposed to the following currencies: the euro, the British pound, and the Swiss franc. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $1.6 million as of that date.

                                    PART II

ITEM 1. Legal Proceedings

   Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

   On December 15, 1999, the Company's Form S-1 registration statement (File No. 333-88799) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 51,282,300 shares of our Class B common stock. The offering commenced on December 16, 1999 and the sale to the public of 51,282,300 shares of common stock at $21.00 per share was completed on December 21, 1999 for an aggregate price of approximately $1.076 billion. The registration statement covered an additional 7,692,342 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These additional shares were purchased on January 13, 2000. The managing underwriters were Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Rothschild, Goldman, Sachs & Co., Lehman Brothers and Salomon Smith Barney. Expenses incurred through September 30, 2000 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $38.5 million and other expenses of approximately $2.4 million. Total offering expenses of approximately $40.9 million resulted in net offering proceeds to the Company, of approximately $766.8 million. Specified 10% owners of Class B common stock of the Company sold in the offering and received, net of expenses paid by those owners, an aggregate of $256.4 million. We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

  . the repayment of long-term debt under our credit facility;

  . the purchase of assets that were under operating leases of approximately
    $13 million;

  . expansion of our network infrastructure, including acquisition of transmission capacity and continued deployment of our ATM-enabled backbone;

  . to fund operating losses; and

  . for general corporate purpose.

   Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in interest-bearing investment grade securities.

ITEM 3. Defaults Upon Senior Securities

   Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

   The Company held its Annual Meeting of Stockholders on September 11, 2000. At the Annual Meeting, the Company's stockholders elected nine directors to the Company's Board of Directors and approved the proposals as more fully described below. At the Annual Meeting, a total of 1,962,994,853 votes were represented in person or by proxy, representing 99.31% of the 1,976,604,126 eligible votes of common stock outstanding and entitled to vote. The proposals considered at the Annual Meeting were voted on as follows:

     1. Election of Directors Proposal to elect nine directors to hold office until the 2001 Annual Meeting of Stockholders or his earlier resignation or removal.

                                             Affirmative Votes Affirmative Votes
   Nominee                                        Class A           Class B
   -------                                   ----------------- -----------------
   Jose A. Collazo..........................   1,674,033,580      288,508,047
   Douglas C. Campbell......................   1,674,033,580      288,507,595
   Eric M. de Jong..........................   1,674,033,580      288,516,792
   Morgan Ekberg............................   1,674,033,580      288,516,792
   Rafael Sagrario..........................   1,674,033,580      288,516,592
   Heinz Karrer.............................   1,674,033,580      288,514,792
   Masao Kojima.............................   1,674,033,580      288,516,616
   Timothy P. Hartman.......................             --       288,516,492
   Matthew J. O'Rourke......................             --       288,516,142

     2. Adoption of the Infonet Services 2000 Omnibus Stock Plan. The proposal was approved by 1,948,739,489 votes in favor, 13,067,321 votes against and 1,188,043 abstain.

     3. Adoption of the Infonet Services Employee Stock Purchase Plan. The proposal was approved by 1,948,739,489 votes in favor, 13,067,321 votes against and 1,188,043 abstain.

     4. Ratification of the Independent Auditor. The ratification of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year 2001 was approved by 1,962,911,709 votes in favor, 47,450 votes against and 35,694 abstain.

ITEM 5. Other Information

   Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

   A. Exhibits:

   Exhibit
   Number                       Description
   -------                      -----------

    3.1    Restated Certificate of Incorporation#

    3.2.   Amended and Restated Bylaws#

    9.1.   Form of Amended and Restated Stockholders Agreement#

   10.1.   1998 Stock Option Plan#

   10.2.   1998 Stock Purchase Plan#

   10.3.   1999 Stock Option Plan#

   10.4.   Infonet Deferred Income Plan#

   10.5.   1998 Stock Appreciation Rights Plan#

   10.6.   Supplemental Executive Retirement Plan#

   Exhibit
    Number                              Description
   -------                              -----------


   10.7. Senior Secured Credit Agreement, dated as of August 17, 1999#, as amended by Amendment No. 1 filed as Exhibit 10.1 with the Company's
            Form 10-Q for the period ended June 30, 2000

   10.7.(a) Second Amendment to the Senior Secured Credit Agreement, dated as of September 29, 2000

   10.8.    Employment Agreement of Jose A. Collazo#

   10.9.    Employment Agreement of Dr. Ernest U. Gambaro#

   10.10.   Standard Infonet Services Agreement#

   10.11.   Capacity Right of Use Agreement with FLAG Limited dated as of June
            25, 1999#

   10.12.   AUCS Services Agreement, dated as of September 30, 1999#

   10.13.   AUCS Call Option Deed, dated as of September 30, 1999#

   10.14.   AUCS Management Agreement, dated as of September 30, 1999#

   10.15.   AUCS Assignment Agreement, dated as of September 30, 1999#

   10.16.   Lease for Grand Avenue Corporate Center at 2160 Grand Avenue, El
            Segundo, California#

   10.17.   Employment Agreement of Mr. Akbar Firdosy#

   10.18.   Infonet Services Corporation 2000 Omnibus Stock Plan*

   10.19.   Infonet Services Corporation 2000 Employee Stock Purchase Plan*

   B. No reports on Form 8-K were filed by registrant during the quarter for which this report is filed.

    Exhibit 27.1 Financial Data Schedule.

--------
# Incorporated by reference to the corresponding exhibit number from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 15, 1999.

* Incorporated by reference to Appendices A and B, respectively, of Infonet Services Corporation definitive proxy statement filed with the Commission on July 27, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INFONET SERVICES CORPORATION

Date: November 13, 2000                 By:      /s/ Akbar H. Firdosy
                                           ------------------------------------
                                                    Akbar H. Firdosy
                                                Chief Financial Officer
                                               (Chief Accounting Officer)