Form 10-Q
period 2000-12-31
INFONET SERVICES CORP
filed 2001-02-12
CIK 1096512

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

    For the quarterly period ended December 31, 2000

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

                               ----------------
   (Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of February 8, 2001, the registrant had the following number of shares outstanding:

       Class A common stock:                           161,403,358
       Class B common stock:                           309,294,892

================================================================================

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except per Share Amounts)
                                  (Unaudited)

                                                       March 31,   December 31,
                                                          2000         2000
                                                       ----------  ------------
                       ASSETS
                       ------
CURRENT ASSETS:
 Cash and cash equivalents...........................  $  727,681   $  204,095
 Short-term investments..............................         --       451,856
 Accounts receivable, net............................     138,762      189,341
 Deferred income taxes...............................       6,011        7,291
 Prepaid expenses....................................       9,308       12,217
 Other current assets................................         177          257
                                                       ----------   ----------
   Total current assets..............................     881,939      865,057
                                                       ----------   ----------
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net.....     226,562      431,611
GOODWILL AND OTHER INTANGIBLE ASSETS, Net............       3,425        8,880
OTHER ASSETS.........................................     110,401       60,411
                                                       ----------   ----------
TOTAL ASSETS.........................................  $1,222,327   $1,365,959
                                                       ==========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term obligations............  $    2,059   $    2,826
 Current portion of capital lease obligations........       3,191        3,238
 Accounts payable....................................      83,694       97,333
 Network communications..............................      50,717      132,385
 Accrued salaries and related benefits...............      22,119       13,364
 Income taxes payable................................       7,538       13,871
 Advance billings....................................      22,168       25,019
 Other accrued expenses..............................      12,079       16,031
                                                       ----------   ----------
   Total current liabilities.........................     203,565      304,067
                                                       ----------   ----------
DEFERRED INCOME AND COMPENSATION.....................      29,714       25,722
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION......      12,058        9,771
LONG-TERM OBLIGATIONS, LESS CURRENT PORTION..........      73,081      111,413
LONG-TERM BANDWIDTH OBLIGATIONS......................      27,393          --
MINORITY INTEREST....................................         465          593
COMMITMENTS AND CONTINGENCIES........................
STOCKHOLDERS' EQUITY:
 Class A common stock,$0.01 par value per share:
  400,000 shares authorized, 370,160 and 364,160
  shares issued as of March 31, 2000 and December 31,
  2000, respectively, and 167,403 and 161,403 shares
  outstanding as of March 31, 2000 and December 31,
  2000, respectively; 202,757 held in treasury as of
  March 31, 2000 and December 31, 2000................     67,167       66,078
 Class B common stock, $0.01 par value per share:
  600,000 shares authorized, 302,778 and 308,924
  shares issued and outstanding as of March 31, 2000
  and December 31, 2000, respectively.................    959,870      981,348
 Treasury stock, at cost, 202,757 shares as of March
  31, 2000 and December 31, 2000 ....................    (121,184)    (121,184)
 Notes receivable from issuance of common stock......      (8,134)      (8,370)
 Accumulated deficit.................................     (19,741)      (1,390)
 Accumulated other comprehensive loss................      (1,927)      (2,089)
                                                       ----------   ----------
  Total equity stockholders'.........................     876,051      914,393
                                                       ----------   ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $1,222,327   $1,365,959
                                                       ==========   ==========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In Thousands, Except per Share Amounts)
                                  (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                          December 31,         December 31,
                                       -------------------  -------------------
                                         1999       2000      1999       2000
                                       ---------  --------  ---------  --------
REVENUES, Net........................  $ 153,699  $161,804  $ 326,918  $472,031
                                       ---------  --------  ---------  --------
EXPENSES:
  Country representative
   compensation......................     64,650    60,022     95,685   166,670
  Bandwidth and related costs........     25,735    31,134     61,178    92,493
  Network operations.................     21,809    21,531     54,708    57,920
  Selling, general and
   administrative....................     65,380    48,373    148,861   142,447
                                       ---------  --------  ---------  --------
    Total expenses...................    177,574   161,060    360,432   459,530
                                       ---------  --------  ---------  --------
OPERATING INCOME (LOSS)..............    (23,875)      744    (33,514)   12,501
                                       ---------  --------  ---------  --------
OTHER INCOME (EXPENSE):
  Interest income....................      2,082    10,456      3,155    33,518
  Interest expense...................     (1,850)   (3,400)    (4,733)   (8,401)
  Other, net.........................        (83)    3,683       (194)    1,757
                                       ---------  --------  ---------  --------
    Total other income (expense),
     net.............................        149    10,739     (1,772)   26,874
                                       ---------  --------  ---------  --------
INCOME (LOSS) BEFORE PROVISION
 (CREDIT) FOR INCOME TAXES, MINORITY
 INTEREST AND EXTRAORDINARY ITEM.....    (23,726)   11,483    (35,286)   39,375
PROVISION (CREDIT) FOR INCOME TAXES..     (1,158)    5,487     (2,906)   20,368
                                       ---------  --------  ---------  --------
INCOME (LOSS) BEFORE MINORITY
 INTEREST AND EXTRAORDINARY ITEM.....    (22,568)    5,996    (32,380)   19,007
MINORITY INTEREST....................       (105)       38       (143)      154
                                       ---------  --------  ---------  --------
INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM................................    (22,463)    5,958    (32,237)   18,853
EXTRAORDINARY ITEM, NET OF INCOME
 TAXES OF $363.......................        --        --         --        502
                                       ---------  --------  ---------  --------
NET INCOME (LOSS)....................    (22,463)    5,958    (32,237)   18,351
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation
   adjustments.......................       (769)      603       (379)   (1,832)
  Unrealized gains (losses) on
   securities, net of tax............         14     1,083         (6)    1,670
  Minimum pension liability
   adjustment, net of tax............        --        --         138       --
                                       ---------  --------  ---------  --------
    Total other comprehensive income
     (loss), net.....................       (755)    1,686       (247)     (162)
                                       ---------  --------  ---------  --------
COMPREHENSIVE INCOME (LOSS)..........  $ (23,218) $  7,644  $ (32,484) $ 18,189
                                       =========  ========  =========  ========
BASIC AND DILUTED EARNINGS (LOSS) PER
 COMMON SHARE........................  $   (0.05) $   0.01  $   (0.08) $   0.04
                                       =========  ========  =========  ========
BASIC WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING...........    435,289   470,278    399,766   470,259
DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING...........    435,289   470,529    399,766   471,088

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                          Nine Months Ended
                                                             December 31,
                                                          -------------------
                                                            1999      2000
                                                          --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................ $(32,237) $  18,351
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization..........................   20,075     34,312
  Amortization of debt acquisition costs.................      223      1,457
  Loss on sale of business and other.....................      --         480
  Extraordinary loss due to early retirement of debt, net
   of tax of $363........................................      --         502
  Stock based compensation charge........................   28,370      6,955
  Loss on sale of property, equipment and communication
   lines.................................................       13         43
  Discount amortization on marketable securities.........      --      (1,552)
  Realized gain on marketable securities.................      --        (170)
  Deferred income taxes..................................   (6,419)      (895)
  Minority interest......................................     (143)       128
Changes in operating assets and liabilities, net of
 business sold:
  Accounts receivable, net...............................  (81,618)   (52,653)
  Prepaid expenses.......................................      506     (3,052)
  Other current assets...................................      338        (80)
  Accounts payable.......................................   46,495     13,268
  Network communications.................................    7,559     15,273
  Accrued salaries and related benefits..................   (1,063)       625
  Income taxes payable...................................   (6,220)     5,778
  Advance billings.......................................    7,926      2,849
  Other accrued expenses.................................   10,650      2,297
  Deferred income and compensation.......................    5,990      2,714
  Purchases of trading securities........................  (24,569)   (14,833)
  Proceeds from sales of trading securities..............   15,982     12,388
  Other operating activities.............................       75        350
                                                          --------  ---------
    Net cash provided by (used in) operating activities..   (8,067)    44,535
                                                          --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and communication
   lines.................................................  (73,077)  (169,446)
  Proceeds from sale of property, equipment and
   communication lines...................................       10         90
  Net acquisition cost of minority interest in
   subsidiary............................................      --     (12,000)
  Net proceeds from sale of business.....................      --         716
  Purchases of short-term investments....................   (1,972)  (678,864)
  Proceeds from sale of short-term investments...........    6,737    207,387
  Maturities of short-term investments...................    2,440     82,867
  Purchases of held-to-maturity securities...............   (3,417)       --
  Maturity of held-to-maturity securities................    8,924         14
  Other investing activities.............................   (5,778)    (8,415)
                                                          --------  ---------
    Net cash used in investing activities................  (66,133)  (577,651)
                                                          --------  ---------

                                             (Table continued on following page)

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                                 (In Thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term obligations...........  110,000   117,000
 Repayments of long-term obligations.......................  (59,165)  (77,901)
 Repayments of capital lease obligations...................   (1,552)   (2,240)
 Repayments of long-term bandwidth obligations.............      --    (27,000)
 Net proceeds from issuance of common stock................  806,371       430
 Repayments of notes receivable from issuance of common
  stock....................................................      --         70
 Debt issuance cost........................................   (4,938)      --
 Dividends paid............................................     (487)      --
                                                            --------  --------
    Net cash provided by financing activities..............  850,229    10,359
                                                            --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................     (155)     (829)
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......  775,874  (523,586)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 8,681   727,681
                                                            --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................... $784,555  $204,095
                                                            ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Income taxes............................................. $  9,928  $ 15,289
  Interest................................................. $  4,814  $  8,286

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisitions of equipment through capital leases.......... $  1,938       --
 Acquisitions of communication lines accrued but not yet
  paid.....................................................      --   $ 65,563
 Acquisitions of software accrued but not yet paid.........      --   $  4,686

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

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

   In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 26, 2000. Certain items have been reclassed to conform to current period presentation. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

   The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 31, 2000 as the year ended March 31, 2000, and the 13- and the 39-week periods ended December 31, 1999 and December 29, 2000 as the three and nine months ended December 31, 1999 and December 31, 2000, respectively.

Note 2. New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivatives to be recorded on the balance sheet at fair value, and changes in the fair value of the derivatives to be recorded in net income or comprehensive income. The Company plans to adopt SFAS 133 (as amended) on April 1, 2001. We do not expect that adoption of this standard will have a material impact on the Company's consolidated financial position or result of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued an amendment to SAB 101, which deferred the implementation date until the fourth quarter of fiscal years beginning after December 15, 1999. We will be required to adopt SAB 101 in our quarter ending March 31, 2001. The Company is currently evaluating the impact of SAB 101 but does not expect its adoption to have a material effect upon the Company's consolidated financial position or result of operations.

                          INFONET SERVICES CORPORATION

                                  (Unaudited)


Note 3. Consolidated Balance Sheet Components

   Certain balance sheet components are as follows (in thousands):

                                                          March 31, December 31,
                                                            2000        2000
                                                          --------- ------------
Property, equipment and communication lines:
  Communication, computer and related equipment.......... $160,461    $203,157
  Communication lines....................................  112,786     297,505
  Land, buildings and leasehold improvements.............   48,041      49,749
  Furniture and other equipment..........................   17,347      16,119
                                                          --------    --------
                                                           338,635     566,530
  Less accumulated depreciation and amortization.........  112,073     134,919
                                                          --------    --------
  Total.................................................. $226,562    $431,611
                                                          ========    ========
Other assets:
  SERP minimum pension liability......................... $  1,924    $  1,924
  SERP assets............................................       24          11
  IDIP assets............................................   21,217      20,937
  Deferred income taxes..................................   16,329      20,145
  Unamortized debt acquisition costs.....................    4,495       3,038
  Unconsolidated investments in affiliates...............    1,088       4,004
  Available-for-sale securities..........................   58,807         --
  Employees loan receivable and interest.................      --        2,378
  Other..................................................    6,517       7,974
                                                          --------    --------
  Total.................................................. $110,401    $ 60,411
                                                          ========    ========

Note 4. Earnings (Loss) Per Share

   Basic earnings (loss) per share for the three and nine months ended December 31, 1999 and 2000 were computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented.

   At December 31, 1999 and 2000 the Company's outstanding stock options represented the only form of potential common stock. Using these shares to calculate diluted earnings per share had an antidilutive effect on reported loss per share for the period ended December 31, 1999 and no effect on diluted earnings per share for the period ended December 31, 2000. Consequently, basic and diluted earnings (loss) per share are the same amount for the three and nine months ended December 31, 1999 and 2000, respectively.

Note 5. Income Taxes

   The provision (credit) for income taxes for the three and nine months ended December 31, 1999 and December 31, 2000 is higher than the federal statutory rate due primarily to an inability to deduct incentive stock option charges and the provision of a valuation allowance against certain deferred tax assets.

                          INFONET SERVICES CORPORATION

                                  (Unaudited)


   The provision (credit) for income taxes is summarized as follows (in thousands).

                                         Three Months Ended  Nine Months Ended
                                            December 31,        December 31,
                                         ---------------------------------------
                                           1999       2000     1999       2000
                                         ---------  ------------------  --------
Income (loss) before provision (credit)
 for income taxes, minority interest
 and extraordinary item................  $ (23,726) $ 11,483 $ (35,286) $ 39,375
                                         ---------  -------- ---------  --------
Provision (credit) for income taxes at
 34% and 35% for December 31, 1999 and
 2000, respectively....................  $  (8,067) $  4,019 $ (11,997) $ 13,781
Incentive stock option charges.........      5,328       961     5,328     3,071
Valuation allowance....................      1,023       308     2,963     1,335
State tax and other, net...............        558       199       800     2,181
                                         ---------  -------- ---------  --------
Reported provision (credit) for income
 taxes.................................  $  (1,158) $  5,487 $  (2,906) $ 20,368
                                         =========  ======== =========  ========

   During the quarter ended December 31, 2000, the Company filed a request for determination from the Internal Revenue Service ("IRS") with respect to the propriety of the establishment of an intangible asset (for tax purposes only) in connection with the September 1999 transaction in which the Company obtained access to the customers of AUCS. The Company has not had substantive discussions with the IRS concerning this request. A favorable determination of this matter from the IRS could result in the establishment of a deferred tax asset and a corresponding credit to capital the amount of which has not yet been determined but could be material. A negative determination would not affect the Company's financial statements. The IRS may not determine this matter in the Company's favor. Accordingly, neither the deferred tax asset nor the increase in capital has been recorded in the Company's financial statements.

Note 6. Segment Information

   The Company conducts business in two operating segments: country representatives or Direct Sales Channels ("Direct") and Alternate Sales Channels ("Alternate"). Both these segments generate revenues by providing customers with a complete global networking solution.

   The Company has organized its operating segments around differences in the distribution channels used to deliver its services to customers. These segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

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

                          INFONET SERVICES CORPORATION

                                  (Unaudited)


   Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                           Three Months Ended  Nine Months Ended
                                              December 31,       December 31,
                                           ------------------- -----------------
                                             1999      2000      1999     2000
                                           --------- --------- -------- --------
Reportable segments:
Revenues:
  Direct.................................. $ 101,976 $ 102,137 $255,057 $299,121
  Alternate...............................    51,723    59,667   71,861  172,910
                                           --------- --------- -------- --------
    Totals................................ $ 153,699 $ 161,804 $326,918 $472,031
                                           ========= ========= ======== ========
Operating contribution:
  Direct.................................. $  24,414 $  37,933 $ 79,781 $115,570
  Alternate...............................    14,241    21,806   26,083   65,882
                                           --------- --------- -------- --------
    Totals................................ $  38,655 $  59,739 $105,864 $181,452
                                           ========= ========= ======== ========

                                                             As of December 31,
                                                             -------------------
                                                               1999      2000
                                                             --------- ---------
Total assets:
  Direct.................................................... $  90,975 $  89,971
  Alternate.................................................    57,927    95,963
                                                             --------- ---------
    Totals.................................................. $ 148,902 $ 185,934
                                                             ========= =========

                                    Three Months Ended     Nine Months Ended
                                       December 31,          December 31,
                                    --------------------  --------------------
                                      1999       2000       1999       2000
                                    ---------  ---------  ---------  ---------
Reconciliations:
Operating contribution from
 reportable segments............... $  38,655  $  59,739  $ 105,864  $ 181,452
Core network, overhead and other
 non-allocable costs...............   (62,381)   (48,256)  (141,150)  (142,077)
                                    ---------  ---------  ---------  ---------
Income (loss) before provision
 (credit) for income taxes,
 minority interest, and
 extraordinary item................ $ (23,726) $  11,483  $ (35,286) $  39,375
                                    =========  =========  =========  =========

                                                           As of December 31,
                                                          ---------------------
                                                             1999       2000
                                                          ---------- ----------
Total assets of reportable segments...................... $  148,902 $  185,934
Core network, corporate and other non-allocable assets...    985,094  1,180,025
                                                          ---------- ----------
    Total assets......................................... $1,133,996 $1,365,959
                                                          ========== ==========

Note 7. Stock Incentive Plans

   On April 18, 2000, the Company's Board of Directors adopted the 2000 Employee Stock Purchase Plan and the 2000 International Employee Stock Purchase Plan which authorize the Company to issue rights to employees of the Company, to purchase up to a combined total of 2.0 million shares.

                          INFONET SERVICES CORPORATION

                                  (Unaudited)


   Additionally, on April 18, 2000 the Company's Board of Directors adopted the Omnibus Stock Plan ("the Omnibus Plan") which authorizes the Company to grant or issue options, restricted stock and performance awards, dividend equivalents, deferred stock and stock payments.

   During the nine months ended December 31, 2000 the Company granted 6,136,000 options to its employees, officers and directors. Of these, 6,067,000 options were granted with an exercise price at fair market value and 69,000 options were granted with an exercise price higher than the fair market value on the date of the grant.

Note 8. Long-term Obligations

   In April 2000, the Company repaid all of its debt outstanding under the Tranche B Term Loan, amounting to $49.6 million. As a result of this early extinguishment, maximum borrowings available to the Company under the Senior Secured Credit Facility were reduced by $50.0 million. The write-off of unamortized debt issuance costs associated with this repayment in the amount of $502,000, net of income taxes of $363,000, is reported as an extraordinary item in the nine-month period ended December 31, 2000. Additionally, in August 2000, the Company borrowed $90.0 million under the Delayed Draw Term Loan.

Note 9. Loans and Loan Guarantees

   On December 8, 2000, the Company loaned, on a collateralized and interest-bearing basis, an aggregate of $2.4 million to several current and former employees who are not corporate officers of the Company. The Company indirectly pledged $2.0 million of its cash to collateralize a loan made by a third party to a former employee. The pledged cash is included in other assets in the December 31, 2000 balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In the following Management's Discussion and Analysis, the revenues and expenses described as resulting from outsourcing services refer to the Outsourcing Agreement with three of our stockholders, AUCS, and its distributors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000. In addition, during the quarter ended December 31, 2000, we expanded our outsourcing activities with AUCS by receiving the assignment of AUCS' obligation to provide communication services to certain customers of AT&T/Concert.

   You should read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this report. Intranet services were formerly referred to as Frame Relay.

 Results of Operations

   The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying management's discussion and analysis for the three and nine month periods ended December 31, 1999 and 2000 (dollars in thousands).

Revenues by Service

                            Three Months Ended           Nine Months Ended
                               December 31,                December 31,
                         --------------------------  --------------------------
                             1999          2000          1999          2000
                         ------------  ------------  ------------  ------------
Network Services........ $ 56,153  37% $ 75,021  46% $152,044  46% $207,851  44%
Consulting, Integration
 and Provisioning
 Services...............   35,991  23%   43,493  27%   81,720  25%  128,358  27%
Applications Services...    4,335   3%    2,249   2%   12,008   4%    8,401   2%
Other Communication
 Services...............   57,220  37%   41,041  25%   81,146  25%  127,421  27%
                         --------      --------      --------      --------
Total revenues.......... $153,699 100% $161,804 100% $326,918 100% $472,031 100%
                         ========      ========      ========      ========

Revenues by Distribution Channel

                                      Three Months Ended    Nine Months Ended
                                         December 31,         December 31,
                                      --------------------  ------------------
                                        1999       2000       1999      2000
                                      ---------  ---------  --------  --------
Country representatives:
  Number of representatives..........        54         55        54        55
  Number of clients..................     1,351      1,462     1,351     1,462
  Country representatives revenues... $ 101,976  $ 102,137  $255,057  $299,121
  Percent of total revenues..........        67%        63%       78%       63%
Alternate sales channels:
  Number of sales channel partners...        28         21        28        21
  Number of sales channel partners'
   clients...........................     1,024        987     1,024       987
  Alternate sales channel revenues... $  51,723  $  59,667  $ 71,861  $172,910
  Percent of total revenues..........        33%        37%       22%       37%

Revenues by Region

                            Three Months Ended           Nine Months Ended
                               December 31,                December 31,
                         --------------------------  --------------------------
                             1999          2000          1999          2000
                         ------------  ------------  ------------  ------------
Americas................ $ 32,086  21% $ 39,465  24% $ 94,212  29% $120,525  25%
Europe, Middle East and
 Africa (EMEA)..........  110,789  72%  109,604  68%  203,870  62%  314,898  67%
Asia Pacific............   10,824   7%   12,735   8%   28,836   9%   36,608   8%
                         --------      --------      --------      --------
Total revenues.......... $153,699 100% $161,804 100% $326,918 100% $472,031 100%
                         ========      ========      ========      ========

 Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

   Revenues increased $8.1 million, or 5%, from $153.7 million for the three months ended December 31, 1999 to $161.8 million for the three months ended December 31, 2000. Excluding revenues resulting from outsourcing activities, revenues increased $19.2 million, or 20%, over the prior year period from $97.5 million to $116.7 million. The overall increase in revenues was due to increases of $18.9 million, or 34%, in Network Services and $7.5 million, or 21%, in Consulting, Integration and Provisioning Services, partially offset by decreases of $16.2 million, or 28%, in Other Communication Services. The majority of growth in sales of Network Services came from increased sales of intranet and remote access services. Other Communication Services and Consulting, Integration and Provisioning Services included decreases of approximately $8 million and $3 million, respectively, in revenues from outsourcing services. Outsourcing services revenues decreased due to a decline in the euro exchange rate and a one-time recognition of contract termination fees during the three months ended December 31, 1999, partially offset by the expansion of outsourcing services. Excluding outsourcing services revenues, Consulting, Integration and Provisioning Services increased $10.7 million, or 44%. Excluding outsourcing services revenues, Other Communication Services decreased $8.3 million, which is primarily the result of decreasing legacy transport services.

   Revenues from country representatives increased $161,000 from $102.0 million for the three months ended December 31, 1999 to $102.1 million for the three months ended December 31, 2000. Excluding outsourcing services, revenues from country representatives increased $13.5 million, or 16%, from $83.4 million to $96.9 million over the three month periods. Outsourcing services revenue declined by approximately $13 million related primarily to a one-time recognition of contract termination fees during the prior year period. The number of country representatives increased from 54 as of December 31, 1999 to 55 as of December 31, 2000. The number of our country representative clients increased 111, or 8%, from 1,351 as of December 31, 1999 to 1,462 as of December 31, 2000. Revenues from our alternate sales channels grew $7.9 million, or 15%, from $51.7 million to $59.7 million. Approximately $2 million of the increase resulted from outsourcing services. Our alternate sales channel partners resold our suite of services to 37 fewer clients, including 49 outsource customers, from 1,024 clients as of December 31, 1999 to 987 clients as of December 31, 2000. Excluding outsourcing services, the annualized revenue churn remains below 5%.

   In terms of revenues billed on a regional basis, the majority of our growth was in the Americas, which grew $7.4 million, or 23%, from $32.1 million for the three months ended December 31, 1999 to $39.5 million for the three months ended December 31, 2000. Revenues billed in the Asia Pacific region grew $1.9 million, or 18%, from $10.8 million to $12.7 million over the three month periods. Revenues billed in the EMEA region decreased $1.2 million, or 1%, from $110.8 million to $109.6 million over the three month periods. The EMEA region includes a revenue decline of approximately $11 million related to outsourcing services, partially offset by an increase in revenue due to the addition of new clients and increases in sales of services to existing clients.

   Country Representative Compensation decreased $4.6 million, or 7%, from $64.7 million for the three months ended December 31, 1999 to $60.0 million for the three months ended December 31, 2000. Approximately $9 million of this decrease resulted from decreases in outsourcing services revenues. The balance of this expense grew in line with the related revenue.

   Bandwidth and Related Costs increased $5.4 million, or 21%, from $25.7 million for the three months ended December 31, 1999 to $31.1 million for the three months ended December 31, 2000. This increase was directly related to higher network expenses associated with increasing the capacity of our network and our newly introduced ATM capability. The usage growth reflects additional client port growth and increased capacity per port. Lease expense, the largest component of bandwidth and related costs, decreased $1.0 million, or 4%, from $22.3 million to $21.3 million over the three month periods. Amortization of purchased capacity increased $5.4 million, from $1.1 million to $6.5 million over the three month periods.

   Network Operations decreased $278,000, or 1%, from $21.8 million for the three months ended December 31, 1999 to $21.5 million for the three months ended December 31, 2000. Stock related compensation charges decreased $5.5 million, from $6.2 million to $669,000 over the three month periods. Depreciation expense related to network equipment increased $2.1 million, or 63%, from $3.3 million to $5.4 million over the three month periods. The remaining increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

   Selling, General and Administrative decreased $17.0 million, or 26%, from $65.4 million for the three months ended December 31, 1999 to $48.4 million for the three months ended December 31, 2000. Stock related compensation charges decreased $18.7 million, from $22.2 million to $3.5 million over the three month periods. Our sales support expenses for multinational support activities decreased $294,000 from $17.5 million for the three months ended December 31, 1999 to $17.2 million for the three months ended December 31, 2000. Sales and Marketing personnel-related expenses increased $1.6 million, or 10%, from $15.4 million to $16.9 million over the three month periods due to increased sales and marketing efforts to increase our business. Administrative expense, excluding stock related compensation, decreased $1.7 million, or 26%, from $6.5 million for the three months ended December 31, 1999 to $4.8 million for the three months ended December 31, 2000.

   Operating Income (Loss) grew $24.6 million, from $(23.9) million for the three months ended December 31, 1999 to $744,000 for the three months ended December 31, 2000 due to the factors stated above.

   Other Income (Expense) increased $10.6 million, from income of $149,000 for the three months ended December 31, 1999 to $10.7 million for the three months ended December 31, 2000. This increase was due to an increase in interest income over the period of $8.4 million from $2.1 million to $10.5 million. The increased interest income resulted from the investment of IPO proceeds received in December 1999. Other Income (Expense) was also impacted by an increase in interest expense of $1.6 million resulting from building mortgage indebtedness. Other, net for the three months ended December 31, 2000 included foreign exchange gains of $3.4 million related primarily to settlement of euro denominated receivables and payables.

   Provision (Credit) for Income Taxes increased $6.6 million from a credit of $(1.2) million for the three months ended December 31, 1999 to a provision of $5.5 million for the three months ended December 31, 2000. The effective tax rate is higher in the three months ended December 31, 2000 due primarily to non-deductible stock based compensation charges.

   Net Income (Loss) increased $28.4 million from $(22.5) million for the three months ended December 31, 1999 to $6.0 million for the three months ended December 31, 2000 as a result of the factors described above.

 Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999

   Revenues increased $145.1 million, or 44%, from $326.9 million for the nine months ended December 31, 1999 to $472.0 million for the nine months ended December 31, 2000. Excluding revenues resulting from a significant outsourcing agreement entered into on September 30, 1999, revenues increased $75.5 million, or 28%, over the prior year period from $270.7 million to $346.3 million. The overall increase in revenues was due to increases of $55.8 million, or 37%, in Network Services, $46.6 million, or 57%, in Consulting, Integration and Provisioning Services, and $46.3 million, or 57%, in Other Communication Services. The majority of growth in sales of Network Services came from increased sales of intranet and remote access services. Other Communication Services and Consulting, Integration and Provisioning Services increases included approximately $52 million and $18 million, respectively, in revenues from outsourcing services. Excluding outsourcing services revenues, Consulting, Integration and Provisioning Services increased $29.0 million, or 41%. Excluding outsourcing services revenues, Other Communication Services decreased $5.7 million, which is primarily the result of decreasing legacy transport services.

   Revenues from country representatives increased $44.1 million, or 17%, from $255.1 million for the nine months ended December 31, 1999 to $299.1 million for the nine months ended December 31, 2000. A decrease of approximately $2 million resulted from outsourcing services. The number of our country representatives increased from 54 as of December 31, 1999 to 55 as of December 31, 2000. The number of our country representative clients increased 111, or 8%, from 1,351 as of December 31, 1999 to 1,462 as of December 31, 2000. Revenues from our alternate sales channels also grew $101.0 million, or 141%, from $71.9 million to $172.9 million. Approximately $71 million of the increase resulted from outsourcing services. Our alternate sales channel partners resold our suite of services to 37 fewer clients, including 49 outsource customers, from 1,024 clients as of December 31, 1999 to 987 clients as of December 31, 2000. Excluding outsourcing services, the annualized revenue churn remains below 5%.

   In terms of revenues billed on a regional basis, the majority of our growth was in the EMEA region, which increased $111.0 million, or 54%, from $203.9 million for the nine months ended December 31, 1999 to $314.9 million for the nine months ended December 31, 2000. Approximately $70 million of this revenue growth was in Europe as a result of the outsourcing transactions; the balance of the increase is due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in the Americas grew $26.3 million, or 28%, from $94.2 million to $120.5 million over the nine month periods. Revenues billed in the Asia Pacific region grew $7.8 million, or 27%, from $28.8 million to $36.6 million over the nine month periods.

   Country Representative Compensation increased $71.0 million, or 74%, from $95.7 million for the nine months ended December 31, 1999 to $166.7 million for the nine months ended December 31, 2000. Approximately $54 million of this increase resulted from decreases in outsourcing services. The balance of this expense grew in line with the related revenue.

   Bandwidth and Related Costs increased $31.3 million, or 51%, from $61.2 million for the nine months ended December 31, 1999 to $92.5 million for the nine months ended December 31, 2000. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability. The usage growth reflects additional client port growth and increased capacity per port. Lease expense, the largest component of bandwidth and related costs, increased $20.5 million, or 40%, from $50.9 million to $71.4 million over the nine month periods. Amortization of purchased capacity increased $9.7 million, from $2.1 million to $11.8 million over the nine month periods.

   Network Operations increased $3.2 million, or 6%, from $54.7 million for the nine months ended December 31, 1999 to $57.9 million for the nine months ended December 31, 2000. Stock related compensation charges decreased $6.0 million, from $6.2 million to $233,000 over the nine month periods. Stock related compensation charges for the nine months ended December 31, 2000 include a one-time credit of $1.6 million, resulting from an amendment to one of the Company's stock-based compensation plans. Depreciation expense related to network equipment increased $2.8 million, or 23%, from $11.8 million to $14.6 million over the nine month periods. An impairment charge of $3.6 million related to the disposition of ESG was recorded in the nine months ended December 31, 1999. The remaining increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

   Selling, General and Administrative decreased $6.4 million, or 4%, from $148.9 million for the nine months ended December 31, 1999 to $142.4 million for the nine months ended December 31, 2000. Stock related compensation charges decreased $15.4 million, from $22.2 million to $6.7 million over the nine month periods. Stock related compensation charges for the nine months ended December 31, 2000 include a one-time credit of $3.6 million, resulting from an amendment to one of the Company's stock-based compensation plans. Our sales support expenses for multinational support activities decreased $1.6 million from $52.4 million for the nine months ended December 31, 1999 to $50.8 million for the nine months ended December 31, 2000. Sales and Marketing personnel-related expenses increased $5.2 million, or 12%, from $44.8 million to $49.9 million for the nine month periods due to increased sales and marketing efforts to increase our business.

Advertising expense increased $1.4 million from $4.0 million for the nine months ended December 31, 1999 to $5.4 million for the nine months ended December 31, 2000. Administrative expense, excluding stock related compensation, decreased $295,000 from $17.2 million for the nine months ended December 31, 1999 to $16.9 million for the nine months ended December 31, 2000.

   Operating Income (Loss) grew $46.0 million, from $(33.5) million for the nine months ended December 31, 1999 to $12.5 million for the nine months ended December 31, 2000 due to the factors stated above.

   Other Income (Expense) increased $28.6 million, from expense of $1.8 million for the nine months ended December 31, 1999 to income of $26.9 million for the nine months ended December 31, 2000. This increase was due to an increase in interest income over the period of $30.4 million from $3.2 million to $33.5 million. The increased interest income resulted from the investment of IPO proceeds received in December, 1999. Other Income (Expense) was also impacted by an increase in interest expense of $3.7 million resulting from borrowings under the senior secured credit facility and building mortgage indebtedness. Other, net for the nine months ended December 31, 2000 included net foreign exchange gains of $1.8 million related to the settlement of euro denominated receivables and payables and communication lines purchases.

   Provision (Credit) for Income Taxes increased $23.3 million from a credit of $(2.9) million for the nine months ended December 31, 1999 to a provision of $20.4 million for the nine months ended December 31, 2000. The effective tax rate is higher in the nine months period ended December 31, 2000 due primarily to non-deductible stock based compensation charges.

   Income (Loss) before Extraordinary Item increased $51.1 million from $(32.2) million for the nine months ended December 31, 1999 to $18.9 million for the nine months ended December 31, 2000 as a result of the factors described above.

   Extraordinary Item, Net of Tax for the nine months ended December 31, 2000 represents the write-off of unamortized debt issuance costs associated with the $49.6 million of long-term debt which was repaid prior to its due date during the nine months ended December 31, 2000.

   Net Income (Loss) increased $50.6 million from $(32.2) million for the nine months ended December 31, 1999 to $18.4 million for the nine months ended December 31, 2000 as a result of the factors described above.

Liquidity and Capital Resources

   Net cash provided by operating activities during the nine months ended December 31, 2000 was $44.5 million compared to net cash used in operating activities of $8.1 million during the nine months ended December 31, 1999. This resulted primarily from an increase in net income of $50.6 million, a decrease in cash used for increases in accounts receivable of $29.0 million, and increased depreciation and amortization of $14.2 million due to the expansion of our World Network and newly introduced ATM capability. These changes are partially offset by a decrease in cash provided by increases in accounts payable of $33.2 million and a decrease in stock based compensation charge of $21.4 million. Net cash used in investing activities for the nine months ended December 31, 2000 was $577.7 million compared to $66.1 million during the nine months ended December 31, 1999. This increase was primarily due to purchases of short-term investments related to the investment of IPO proceeds and an increase in purchases of property, equipment and communication lines of $96.4 million. Cash provided by financing activities for the nine months ended December 31, 2000 was $10.4 million compared to $850.2 million for the nine months ended December 31, 1999. This decrease was the result of net proceeds from issuance of common stock of $806.4 million during the nine months ended December 31, 1999 and an increase in repayments on long-term obligations of $45.7 million.

   As of December 31, 2000, the company had $204.1 million of cash and cash equivalents, working capital of $561.0 million and total assets of $1.4 billion. According to the current plans, the Company has sufficient liquidity to fully fund its capital requirements through next fiscal year.

Foreign Operations

   We invoice substantially all sales of our services to our country representatives and sales channel partners in U.S. dollars. However, many of our country representatives derive their revenues and incur costs in currencies other than U.S. dollars. To the extent that the local currency used by the country representative fluctuates against the U.S. dollar, the obligations of the country representative may increase or decrease significantly and lead to foreign exchange losses or gains. We assume the exchange rate risk for our consolidated country representatives, although our non-consolidated country representatives assume the exchange rate risk under our country representative structure.

   Our exposure to exchange rate fluctuations primarily arises from outsourcing services and assignment agreements with AUCS, which are denominated in euros as well as operating costs associated with such agreements. Approximately 30% of the Company's revenues for the nine months ended December 31, 2000 were generated from the euro-denominated AUCS agreements. The revenues and the related costs result in a net euro exposure of the gross profit, which is equal to approximately 20% of revenues. The euro-denominated gross profit offset by other euro-denominated operating costs generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects the company to exchange rate risk on settlement of the receivables and payables. Euro-denominated cash, accounts receivable and accounts payable related to the AUCS agreements were $63.3 million as of December 31, 2000. Foreign exchange gains of $3.4 million and $833,000 for the three and nine months ended December 31, 2000, respectively, were generated by changes in net asset value related to euro exchange rate fluctuations.

   The effect of these risks remains difficult to predict. We monitor our exposure to exchange rate fluctuations through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

Euro Conversion

   On January 1, 1999, 11 of the 15 member countries of the European Union introduced a new currency, the "euro". The conversion rates between the euro and the participating nations' existing legacy currencies were fixed irrevocably as of December 31, 1998. Prior to full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may, at their discretion, use either the legacy currencies or the euro for financial transactions.

   We are not aware of any material operational issues or costs associated with preparing internal systems for the euro. While it is not possible to accurately predict the impact the euro will have on the Company's business or on the economy in general, management does not anticipate that the euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.

Pre-Filing Determination Request

   During the quarter ended December 31, 2000, the Company filed a request for determination from the Internal Revenue Service ("IRS") with respect to the propriety of the establishment of an intangible asset (for tax purposes only) in connection with the September 1999 transaction in which the Company obtained access to the customers of AUCS. The Company has not had substantive discussions with the IRS concerning this request. A favorable determination of this matter from the IRS could result in the establishment of a deferred tax asset and a corresponding credit to capital the amount of which has not been determined but which could be material. A negative determination would not affect the Company's financial statements. The IRS may not determine this matter in the Company's favor. Accordingly, neither the deferred tax asset nor the increase in capital has been recorded in the Company's financial statements.

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivatives to be recorded on the balance sheet at fair value, and changes in the fair value of the derivatives to be recorded in net income or comprehensive income. The Company plans to adopt SFAS 133 (as amended) on April 1, 2001. We do not expect that adoption of this standard will have a material impact on the Company's consolidated financial position or result of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued an amendment to SAB 101, which deferred the implementation date until the fourth quarter of fiscal years beginning after December 15, 1999. We will be required to adopt SAB 101 in our quarter ending March 31, 2001. The Company is currently evaluating the impact of SAB 101 but does not expect its adoption to have a material effect upon the Company's consolidated financial position or result of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

   As of December 31, 2000, we were primarily exposed to the following currencies: the euro, the British pound, and the Swiss franc. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $1.7 million as of that date.

                                    PART II:

ITEM 1. Legal Proceedings

   Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

   On December 15, 1999, the Company's Form S-1 registration statement (File No. 333-88799) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 51,282,300 shares of our Class B common stock. The offering commenced on December 16, 1999 and the sale to the public of 51,282,300 shares of common stock at $21.00 per share was completed on December 21, 1999 for an aggregate price of approximately $1.076 billion. The registration statement covered an additional 7,692,342 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These additional shares were purchased on January 13, 2000. The managing underwriters were Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Rothschild, Goldman, Sachs & Co., Lehman Brothers and Salomon Smith Barney. Expenses incurred through December 31, 2000 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $38.5 million and other expenses of approximately $2.4 million. Total offering expenses of approximately $40.9 million resulted in net offering proceeds to the Company of approximately $766.8 million. Specified 10% owners of Class B common stock of the Company sold in the offering and received, net of expenses paid by those owners, an aggregate of $256.4 million. We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

  . the repayment of long-term debt under our credit facility;

  . the purchase of assets that were under operating leases of approximately
    $13 million;

  . expansion of our network infrastructure, including acquisition of transmission capacity and continued deployment of our ATM-enabled backbone;

  . to fund operating expenses; and

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

   A. Exhibits:

    Exhibit
    Number                               Description
    -------                              -----------
    3.1      Restated Certificate of Incorporation#

    3.2.     Amended and Restated Bylaws#

    9.1.     Form of Amended and Restated Stockholders Agreement#

   10.1.(a)  Amended and Restated Infonet Services Corporation 1998 Stock
             Option Plan

   10.1.(b)  Form of Non-qualified Stock Option Award Agreement

   10.1.(c)  Form of Incentive Stock Option Award Agreement

   10.2.     1998 Stock Purchase Plan#

   10.3.     1999 Stock Option Plan#

   10.4.     Infonet Deferred Income Plan#

   10.5.     1998 Stock Appreciation Rights Plan#

   10.6.     Supplemental Executive Retirement Plan#

   10.7. Senior Secured Credit Agreement, dated as of August 17, 1999#, as amended by Amendment No. 1 filed as Exhibit 10.1 with the Company's Form 10-Q for the period ended June 30, 2000 and
             Amendment No. 2 filed as Exhibit 10.7(a) with the Company's Form
             10-Q for the period ended September 30, 2000

   10.8.     Employment Agreement of Jose A. Collazo#

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

   10.15.    AUCS Assignment Agreement, dated as of September 30, 1999#

   10.16.    Lease for Grand Avenue Corporate Center at 2160 Grand Avenue, El
             Segundo, California#

   10.17.    Employment Agreement of Mr. Akbar Firdosy#

   10.18.    Infonet Services Corporation 2000 Omnibus Stock Plan*

   10.18.(a) Amendment to the Infonet Services Corporation 2000 Omnibus Stock
             Plan

   10.19.    Infonet Services Corporation 2000 Employee Stock Purchase Plan*


   10.20.    Employment Agreement of Paul A. Galleberg

   10.21.    Consulting Agreement of Ernest U. Gambaro

   B. No reports on Form 8-K were filed by registrant during the quarter for which this report is filed.
--------
# Incorporated by reference to the corresponding exhibit number from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 15, 1999.

* Incorporated by reference to Appendices A and B, respectively, of Infonet Services Corporation's definitive proxy statement filed with the Commission on July 27, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INFONET SERVICES CORPORATION

Date: February 12, 2001                 By:      /s/  Akbar H. Firdosy
                                           ------------------------------------
                                                    Akbar H. Firdosy
                                                Chief Financial Officer
                                               (Chief Accounting Officer)