Form 10-K
period 2001-03-31
INFONET SERVICES CORP
filed 2001-06-28
CIK 1096512

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2001 or

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

                                      None

                                ---------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Class B common stock held by non-affiliates of the Registrant as of June 18, 2001 was approximately $464.4 million based on the closing price on the New York Stock Exchange on June 18, 2001 of $7.25.

   The number of shares of the Registrant's $.01 par value Class B common stock that was outstanding as of June 18, 2001 was 309,394,476. The number of outstanding shares of the Registrant's Class A common stock, par value, $.01, was 161,403,358 as of June 18, 2001, all of which are held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to portions of the Registrants definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INFONET SERVICES CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
Item No.                                                                   No.
--------                                                                   ----
PART I...................................................................    1
Item 1. Business.........................................................    1
Item 2. Properties.......................................................   24
Item 3. Legal Proceedings................................................   25
Item 4. Submission of Matters to a Vote of Security Holders..............   25

PART II..................................................................   26
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   26
Item 6. Selected Consolidated Financial Data.............................   28
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   30
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......   44
Item 8. Financial Statements and Supplementary Data......................   44
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   44

PART III.................................................................   45
Item 10. Directors and Executive Officers of the Company.................   45
Item 11. Executive Compensation..........................................   45
Item 12. Security Ownership of Certain Beneficial Owners and Management..   45
Item 13. Certain Relationships and Related Transactions..................   45

PART IV..................................................................   46
Item 14. Exhibits, Financial Statements, Schedules and Reports on
 Form 8-K................................................................   46

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

   The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week periods ended April 2, 1999, March 31, 2000 and March 30, 2001 as the years ended March 31, 1999, 2000 and 2001, respectively.

   We are a leading provider of cross-border managed data communications services for more than 2,600 corporations worldwide, including 35% of the top 500 corporations in Business Week's 1999 Global 1000. Our network, which we refer to as The World Network, can be accessed from over 180 countries, making it one of the world's largest data communications networks in terms of geographic coverage. We own and operate our network, which allows us to provide managed data services to our clients on a global basis, an advantage over service providers that do not own an extensive global network. We sell our services directly through our country representatives and indirectly through major international telecommunications carriers and value-added resellers. Our country representatives give us a significant local presence in more than 60 countries and strong working relationships with leading local telecommunications providers in these countries. Our diverse client base is comprised of multinational corporations that require cross-border data communications services such as Allergan, Microsoft, Nestle, Nokia and Volkswagen.

   We offer a broad range of integrated service solutions to our clients, such as:

  . Network Services--includes intranet, ATM, remote access, multimedia, Internet and IP-VPN services;

  . Consulting, Integration and Provisioning Services--includes consulting, design, and implementation of each client's particular networking needs and our Global Connect services whereby we install and manage leased lines and customer premise equipment at the client's site to enable the client to access The World Network and use our Network Services;

  . Applications Services--includes e-mail, messaging, collaboration, Web hosting and other value-added services; and

  . Other Communications Services --includes X.25 transport services, service access fees and other communications services.

   We take a consultative, applications-oriented approach to identifying client needs and developing customized solutions. In addition, we offer a consolidated billing, management and support system which provides a complete solution for all of the external and internal data communications services that our multinational clients require. Our approach is to integrate our full range of services with the data communications and network operations of our clients. We believe that our ability to provide a comprehensive solution to our clients gives us a key competitive advantage because our solutions are costly to develop and difficult to replicate.

   We own and operate The World Network, an extensive and versatile ATM-enabled network that provides the delivery platform for our integrated, enterprise-wide communications solutions. The World Network has over 23 Gigabits or Gbps of data transmission circuits, most of which are over fiberoptic routes. This global private network enables our clients to deploy and manage applications effectively by combining reliability, security, high performance and a broad range of functions using a variety of network protocols.

   Our global country representative sales and support structure, which in some countries is based on non-exclusive partnerships with local telecommunications and other service providers, gives us a strong presence in each of our markets. We believe this structure also provides us with a competitive advantage over other data service providers who do not have comparable levels of expertise regarding local operating, regulatory and market conditions.

   Our current stockholders include six of the world's largest telecommunications companies which, through ownership of our Class A and Class B common stock, collectively possess approximately 95% of our total voting power. They are:

  . KDDI--KDDI Corporation (Japan);

  . KPN--KPN Telecom B.V. (The Netherlands);

  . Swisscom--Swisscom AG (Switzerland);

  . Telefonica--Telefonica International Holding B.V. (Spain);

  . Telia--Telia AB (Sweden); and

  . Telstra--Telstra Corporation Limited (Australia).

Market Opportunity

   With developments in network technology, advances in communications service offerings and the globalization of business, multinational corporations are increasingly demanding integrated solutions for their mission-critical global communications needs. In addition, the rapid expansion and adoption of the public Internet are creating additional opportunities for corporations to interact with a large number of geographically dispersed offices, employees, customers, suppliers and partners. However, the public Internet was not designed with the reliability, consistency, response time and security required for mission-critical applications. As a result, multinational corporations rely on service providers to enhance the quality, reliability and security of their data communications and to provide global access equivalent to the public Internet. These corporations require integrated solutions that span multiple countries, have guaranteed network availability, can deliver continuous increases in speed and capacity and provide local service and support. The demand for these managed data services has dramatically increased the size and growth rate of the communications marketplace.

   The market for data communications is one of the fastest growing segments of the global telecommunications market. According to IDC, a leading market research firm, the global data communications services market, which includes ATM, intranet services, commercial Internet services and Web hosting, will be approximately $27 billion in 2001 with a compound annual growth rate of 32% from 1998 to 2003. Within this market we focus on cross-border managed data communications services for multinational corporations, which IDC projects to grow from $4.1 billion in 2000 to $18 billion in 2003, an estimated compound annual growth rate of over 60%.

 Industry Drivers

   We believe that there is an attractive opportunity for marketing managed data communications services to multinational corporations because of the following factors:

  . globalization of business and increased need for connecting international locations;

  . rapid expansion of Internet protocol (IP)-based applications;

  . rising importance of data communications as a service critical to a corporation's success; and

  . increased outsourcing of corporate data communications.

   Globalization of business and increased need for connecting international locations. Over the past several decades, corporations have significantly increased the international scope of their businesses. These corporations have opened and made direct investments in branch offices, factories, and other local representative facilities around the globe. It is critical for these corporations to share information accurately and expediently among their geographically dispersed locations, as well as with their travelling and telecommuting employees. New technologies and advanced remote access alternatives are enabling these companies to connect their geographically dispersed offices and employees to corporate and public networks at greater speeds, as well as from more varied locations.

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

   Rising importance of data communications as a service critical to a corporation's success. An increasing number of businesses are investing in data networks to achieve higher levels of productivity and lower operating expenses. Increasingly, corporate intranets, public Internet Web sites, extranets and other managed data networks are creating competitive advantages for companies that use them to foster internal communications and e-commerce, recruit new employees, communicate with customers, penetrate new market segments and collect market information. Corporations are demanding that their networks deliver data quickly, consistently and globally and that they can upgrade these networks as the complexity of their applications grows and technologies change. Corporations also require networks that operate 24-hours a day, seven days a week, and offer application support and a broad range of functions, such as security, remote access and reliability.

   Increased outsourcing of corporate data communications. Corporations are focusing their resources on their core competencies. Investing in resources and personnel required to maintain in-house private corporate networks is costly and difficult, especially given the shortage of technical talent and risk of technological change. The ongoing expansion of multinational businesses and new developments in technology, have made it difficult for in-house solutions to keep pace with corporate needs. Therefore, corporations have sought third parties to provide managed data communications services. Given the costs and difficulties involved in implementing international network solutions, we believe that multinational corporations will increasingly outsource their cross-border data communications needs.

Business Strategy

   Our goal is to be the leading provider of global data communications services to multinational corporations. We currently expect to pursue the following strategic aims:

 Focus on multinational clients that require data communications solutions

   We expect to continue to focus on multinational corporations with cross-border managed data communications needs. We believe that the rapid pace of technological change, and the resultant complexity and cost of network communications services, are causing large multinational corporations to outsource their data communications services to allow them to focus their resources on their core competencies. Our flexible network architecture, local presence in more than 60 countries and consultative sales approach allow us to tailor our data communications solutions to meet our clients' needs. Given the global reach of our network, our local support services and our reputation for reliable and innovative services, we believe we can further penetrate the market for global data services. Between 1996 and 2000, we increased our penetration of the top 500 corporations in Business Week's annual Global 1000 from 21% to 35%. As part of our strategy, we have launched a global branding program to increase awareness of our services and the Infonet brand.

 Upgrade and expand our global network

   We intend to continue to upgrade and further expand The World Network to maintain our competitive advantage. We believe that these investments in The World Network will enable us to exploit economies of scale associated with high volume transmission capacity and better meet our clients' requirements for higher speed connections. Also, as part of this strategy, we continue to deploy ATM backbone switches to connect our core network nodes around the world. We believe this ATM-enabled network will provide greater capacity and improved functionality. We expect to use our ATM-enabled network as a platform to offer a broader range of value-added services that combine voice, video and data.

 Strengthen our sales and customer support structure

   Our country representatives play a vital role in the sales and marketing, local client support and implementation of our services on a global basis. Our country representative strategy has allowed us to expand geographically without the related financial and managerial costs associated with building large numbers of wholly-owned multinational sales and support operations. We are constantly evaluating new opportunities to expand our sales channels through the addition of new country representatives and alternate sales channel partners. Our strategy is to capitalize on the strength of our country representatives and alternate sales channel partners to build market share among multinational corporations. We may also pursue this strategy by targeting other companies for acquisition that can supplement our core business or our client base.

 Provide the highest level of quality and reliability for our services

   We are committed to maintaining the highest level of quality and reliability in delivering data communications services over our network. Using our network management tools and systems, we are able to proactively monitor our global network operations and respond quickly to client problems, 24-hours a day, seven days a week. We consistently meet or exceed our quality standards, reflecting our guarantee of network availability. In addition, we support our clients through our extensive local operations. To ensure this quality, we continue to make investments in client service and support, and continually evaluate our performance in order to retain our valued clients. We also continually hire and train experienced and technically sophisticated network support and services personnel. We are committed to adhering to these quality standards, in part by maintaining our ISO 9001 certification.

Our Service Solutions

   Our core business focuses on providing mission critical value-added global data communications services to meet our clients' global data communications needs. We use our extensive portfolio of products and services to provide total global solutions to our customers. By taking a consultative, application-oriented approach to identifying customer needs and developing customized solutions, we offer our clients either individual services that they can use as part of their own networks or more integrated solutions that combine several of our services. Examples of how our services and solutions meet our clients' needs include:

  . For AOL, a leading interactive media company, we provide call center capabilities throughout Europe to distribute customer queries to the most qualified AOL support personnel;

  . For Hasbro, a leading toy manufacturer, we provide the global communications to support their sales, administration and supply chain systems in 26 countries; and

  . For Volkswagen, a leading auto manufacturer, we provide global intranet services in 30 countries to ensure around the clock engine design.

   Our services are organized into four categories: Network Services; Consulting Integration and Provisioning Services; Application Services; and Other Communications Services.

Network Services

   We offer multinational corporations and our sales channel partners private managed data services. Our clients use these services to manage information among their worldwide locations. For example, manufacturing companies use our services to integrate production and inventory schedules, technology companies use our services to transmit design files and financial institutions use our services to connect their trading desks. Typically, clients employ these services to transmit information that is critical to their daily operations. Within Network Services, we offer Intranet, Broadband, Internet, Managed Access and Wireless Services.

 Intranet Services

   Global Frame Relay Services. Infonet was the first company to offer "application defined" worldwide frame relay services in more than 65 countries with customized performance levels. Through this service, we enable our customers to assign quality of service levels to frame relay traffic for each application. We offer our customers three levels of Frame Relay service to meet specific application performance characteristics. A premium level Frame Relay service is available for our customers' mission-critical, interactive applications requiring the highest level of performance and network availability. We offer the second level Frame Relay service for multi-protocol applications with less stringent response time requirements, such as remote printing, intranet browsing, collaborative software and large file transfers. Our third level Frame Relay service is most suitable for clients using applications with lower performance requirements that are less sensitive to longer response times, such as Internet browsing, e-mail and small file transfers.

   Private IP Services. Our Private Internet Services support Internet protocol and provide functionality similar to the public Internet but with the performance characteristics of The World Network. This capability allows us to offer customers service level agreements for high performance mission critical IP applications. Infonet was one of the first providers to offer this service and has over ten years of experience in provisioning private internets. Our Private Internet Services are designed for corporations seeking to establish extranets or engage in e-commerce.

 Broadband Services

   ATM Services. Our global ATM services address the increasing demand for high speed integrated voice, video and data services, and for bandwidth-intensive applications, such as video conferencing. Using ATM, we can transmit both voice and data with guaranteed quality of service at speeds ultimately up to 622 megabits per second, or Mbps. These characteristics make ATM an excellent choice for broadband communications. By using ATM to integrate data, video and voice services, our customers realize the highest performance from their applications and achieve significant cost savings.

   MultiMedia Services. Our Multimedia Services provide customers with high quality, cost effective voice communication services that can be used independently or in combination with our managed data services. Using a technology developed with Nortel Networks, customers can use The World Network for inter-office voice communications or for international calling. We offer our customers a customized dial-plan capability and bill them with a single global invoice that includes location and call details.

 Internet Services

   IV-VPN Services. Our IV-VPN services enable customers to utilize us as their global Internet Service Provider (ISP) with consolidated support and billing across multiple countries. This capability is a distinct benefit for customers that would otherwise use multiple ISPs in different countries. Customers can connect to our Internet backbone from more than 45 countries using access services that include managed, dedicated and dial-up

Internet access. We also offer advanced encryption and authentication services through agreements with Cisco Systems and Verisign, respectively.

   Managed Firewall Services. We offer a global firewall solution to enforce corporate Internet security policies across regions. Using this service, customers can deploy firewalls strategically, eliminating the need to establish multiple firewalls in a particular region. We use software from Checkpoint Software to provide our firewall solutions.

   Transit Services. Our Internet Transit Services provide Internet Service Providers with access to a highly reliable and congestion-free global IP backbone network. This service leverages our Tier 1 IP backbone and global private and public peering arrangements.

 Managed Access Services

   Remote Access Services. We offer our clients a variety of remote access services on a wireline and wireless basis. Our remote access services provide our clients' employees, who are travelling or who are located remotely, with access to the same network applications that would be available if they were at their primary office. Using our services, applications such as enterprise resource planning, file sharing, Internet access and e-mail are accessible with higher levels of security and performance than would normally be provided by accessing these networks via the public Internet. We contract with one of the industry's leading suppliers of enhanced security products to offer our customers security products that provide greater security than traditional password systems. As a result, our remote access service provides connectivity for "virtual offices" anywhere in the world, quickly, securely and cost-effectively. We provide dial-up connectivity through The World Network to ensure secure access for our clients' employees, business partners and customers. We also provide worldwide virtual private network connectivity for remote offices and local area networks, or LANs, that support small office/home office, business partner/client support networks and basic Internet access requirements. We can offer network access on telecommuters' home computers, through toll free dial-up service or via mobile phones connecting to The World Network.

   Satellite/VSAT Services. Multinationals rely on VSAT satellite technology for network connectivity in remote areas. To meet this need, our VSAT Connect Service provides satellite-based clear channel network connections. We currently offer this service in conjunction with Hughes Global Services. Our VSAT service has a worldwide footprint and is fully supported 24-hours a day, seven days a week.

 Wireless Services

   Our Wireless Services strategy is designed to provide employees of multinational corporations global wireless access to their business critical applications through a global, wireless IP-VPN. The first value-added service is an IP network (GRX) to permit international data roaming for General Packet Radio Service, or GPRS, end users. This GRX network, using The World Network infrastructure, will be offered to mobile operators. We expect to offer additional value-added components for both voice and data as 2.5 and 3G wireless devices are deployed. These services are expected to include corporate productivity applications, content aggregation, device detection and data repurposing by device. Combined wireless voice and data services will be supported by infrastructure that we expect to deploy during 2001.

Consulting, Integration and Provisioning Services

   We offer consulting services that analyze the relationship between the customers' applications and their network. Through our Application Defined Networking service, we provide a customized solution to balance applications, network solutions and end-user requirements.

   We also offer provisioning and implementation services to our customers to implement the "last-mile" part of the solution. Our country representatives provide on-the-ground support and the local implementation necessary to deliver these services on a global basis. As part of our integrated solution, the country representatives provision leased lines to connect our customer sites to The World Network. In addition, our country representatives procure, install and maintain the appropriate customer premise equipment. We believe that few other global data communications service providers can offer similar localized services on a global scale.

Application Services

   Our Application Services include messaging and collaboration services, Web hosting services and call center services.

   We host e-mail services for our clients using Microsoft Exchange and Lotus Notes software. Our e-mail hosting activities include management of the client servers, software support and services, and e-mail translations to telex and fax.

   We offer Web hosting services to clients who wish to outsource their Websites and other Internet applications. We run clients' servers for them at an operations center with high bandwidth Internet connectivity, redundant power and disaster recovery provisioning. We can connect hosting centers to the clients' private network, and also offer firewall and security services in conjunction with hosting services.

   We support call center services for customers operating their own service centers who need the ability to dynamically monitor and control call routing based on demand. We manage the entire inbound call, including the provisioning and management of the local numbers in each country.

Other Communications Services

   Our highly reliable and cost-effective X.25 service is typically used for lower performance applications requiring secure connectivity. X.25 is a widely deployed and proven technology frequently used in developing countries where high speed transmission capacity is not available.

Global Network Management/Local Support

   The World Network is the physical platform across which we deliver all of our services. Our Global Network Management/Local Support infrastructure is the combination of support, billing, management and personnel, that allows us to offer our solutions seamlessly throughout the world. This seamless global infrastructure capability has allowed us to distinguish ourselves as the leader in quality and service, as evidenced by our success in capturing the World Communications Association (WCA) Best Customer Care Award for 2000.

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

   We develop client solutions through a collaborative effort among our country representatives responsible for serving each client location. To ensure the quality of the solution we provide, an experienced global project management team oversees the deployment of each client solution, using a highly-developed set of systems, processes and infrastructure, which have been developed, tested and improved over the last 30 years. After installation, our integrated global billing system enables us to provide our clients a single invoice for all services. We believe the time and capital required to duplicate our global capabilities provides us with a significant competitive advantage.

Outstanding Track Record of Innovation for Over 30 Years

   Throughout our history, we have been able to consistently grow revenues by introducing a range of innovative services and implementing new technologies. We have a strong history of product innovation, winning Data Communications Hot Product of the Year in 5 of the last 8 years. Recent product initiatives include expanding into the wireless data market by providing wireless operators the global network connectivity they need to offer worldwide mobile Internet services. Recognition of our leadership position culminated in winning 3 recent awards: the World Communication Awards 2000 for "Best Customer Care" and "Best Carrier," and the "Ovation" award for outstanding mobile communication services. We intend to continue developing these value-added services through internal expansion and partnerships to allow us to derive additional revenue from our existing client base and to attract new clients.

Client Base

   We power the networks of more than 2,600 multinational clients which are diversified across both industry groups and geographic regions. We provide our services to many of the world's largest multinationals including Allergan, Microsoft, Nestle, Nokia and Volkswagen. Our 35% share of the top 500 corporations in Business Week's 1999 Global 1000, an annual list of the world's largest corporations, is evidence of the central role we play in the global data communications industry. No single client comprised more than 2.5% of our revenues in the year ended March 31, 2001.

   A substantial portion of our revenues are under contract for one to three years. The act of switching service providers not only has the potential to compromise the security and performance of the client's network, but also presents a significant inconvenience, particularly to larger clients who use many of our services. Therefore, we believe that our larger clients typically will renew their contracts with us and continue to use our services.

Sales and Marketing

   Infonet employs a multi-tiered distribution strategy in order to maximize growth, use of our network and economies of scale. Our sales strategy utilizes both Direct Channels and Alternate Channels.

 Direct Channels

   Country Representatives. We call our direct channels our country representatives. They give us the global reach and strong local presence in the countries in which we operate. We are present in more than 60 countries via our 55 country representatives.

   Our consolidated country representatives, those country representatives in which we own a controlling interest, consist of ten separate country representatives that provide service in 13 countries. Our consolidated country representatives accounted for approximately $193.6 million of our revenues in the year ended March 31, 2001, representing about 29% of total revenues. In addition to our consolidated country representatives, we have 45 non-consolidated country representatives which, together with our consolidated country representatives, in the aggregate account for approximately 61% of our revenues in the year ended March 31, 2001.

   We are the principal service provider to our clients and control the delivery of all services to them on an end-to-end basis. We centrally control and configure our network and rely on our country representatives to deliver our services and maintain The World Network locally. We support each of our country representatives by providing regionalized, as well as centralized, sales and marketing support. In addition, we conduct sales training centrally and within each sales region, and we use computerized training to reinforce classroom training.

   Each of our country representatives is involved in sales and marketing, operations, network management and client support. They each maintain a sales force that directly calls on clients, coordinates the contract signing process, manages accounts on a daily basis and serves as the first point of contact for clients, generally providing service in the local language. We rely on our country representatives to apply their knowledge of the local operating, regulatory and market conditions to market our service offerings effectively to the local client base. In order to minimize our regulatory hurdles, our country representatives enter into the legal contracts with our clients. Sometimes, to adequately address the needs of a potential client, country representatives from different countries will collaborate with each other and make joint sales presentations. Once a new client has signed a contract, we configure the network for the service and coordinate with other country representatives to implement the solution for the client. Our country representatives take a lead role in implementing the last-mile part of the solution by provisioning leased lines and installing equipment at the client site. In addition, the country representatives provide local support for our services by operating local network nodes and, in some cases, housing and operating components of the infrastructure for specific services on our behalf.

   We have service agreements with all of our country representatives that govern our relationships. The agreements are generally non-exclusive and are essentially the same for all country representatives, with most providing for an initial three year term with an automatic annual rollover. These agreements provide the country representatives with:

  . the right to market and sell our services;

  . the right to use our trademarks and service marks;

  . access to operational and marketing documentation; and

  . training materials and sessions.

   The agreements typically give us:

  . the right to recommend prices;

  . the right to jointly set revenue targets with the country representatives;

  . the ability to terminate the agreement if the country representative fails to meet the revenue targets or if targets cannot be agreed upon for two consecutive years;

  . the ability to determine staffing of the local office jointly with the country representatives; and

  . in many cases, the right to appoint one of the three members of an advisory review board, which governs the relationship between us and the country representative.

   The agreements outline the fees that the country representatives are required to pay us for access to our network. In addition, the agreements outline our compensation and pricing arrangements with the country representatives.

 Alternate Channels

   Our alternate channels are classified in three different categories.

   Partners. Our Partners are major telecommunication companies that are active in selling global network services provided by Infonet to multinational companies in their markets. Partners are allowed to sell the totality of Infonet's product line.

   Licensed Distributors. Licensed distributors are telecommunication companies that have the same rights and responsibilities as country representatives from a sales perspective, but sell other services as part of their business activity.

   Resellers. Resellers are major telecommunication companies and other value added resellers that sell very specific Infonet network services under private label as part of a larger service offering to multinational companies in their markets.

   In almost all cases, regardless of the alternate distribution channel utilized, customers are fully aware that Infonet is the service provider because the installation and other in-country support is provided by our country representative organization. Our revenues for a channel are categorized as alternate channel revenues in those instances where the services sold are provisioned by third parties or where services provisioned by Infonet are not sold as Infonet Services.

 Promotion and Advertising

   We recognize that strong brand development and increased name awareness is important in obtaining market share. In addition to print advertising, our promotional, merchandising and market communications programs during the year included the hosting of joint, worldwide seminars where we could marquee Infonet's name with other powerful market brands.

   In the year ended March 31, 2001, we began a new global promotional campaign to increase awareness of the Infonet brand name and our service offerings. We have substantially increased our spending in this program over the past few years and expect to continue increasing our spending for this campaign in the future. As part of this new global promotional campaign, we expanded our public relations effort by adding key regional public relations centers. Most notably, public relations centers in Singapore, Hong Kong, France, Germany and the UK were activated to promote Infonet's brand both regionally and in-country. Our awareness studies have indicated that these efforts have produced increased levels of public awareness and positive exposure of the Infonet brand.

   In addition, on the advertising front, we continued to expand our presence in print advertising in the world's leading newspapers such as the Financial Times, The International Herald Tribune and the Wall Street Journal Europe and in leading business magazines such as Business Week Europe and Newsweek Europe. As part of this marketing campaign, we also continued to expand our presence in high traffic locations by adding Infonet promotional posters in many of the world's major international airports, including airports located in Hong Kong, Frankfurt and London. We also sought to increase awareness of Infonet's brand by consistently placing ads in industry trade magazines and newspapers as well as selected in-flight magazines found on selected international air carriers such as United Airlines and Singapore Airlines.

   Our e-marketing efforts saw expanded use of and support of www.infonet.com, our primary Website available on the Internet. We also continued to publish "Infonet client success stories" in our magazine called Global Connection, which we put out periodically.

The World Network

 Overview

   We own and operate The World Network, one of the world's largest seamless advanced global data networks in terms of geographic coverage, which is accessible from over 180 countries. Our network supports several major protocols that allow us to offer a broad range of services. Our network architecture allows us to respond quickly to our clients' changing needs for increased bandwidth, reliability and security while continuing to manage data traffic patterns efficiently. Because we manage our network on an end-to-end basis, we are better able to control and customize the services delivered to our clients. The World Network has over 16,000 ports connected by over 850,000 route-kilometers of data transmission circuits, comprising over 23 Gbps of capacity, most of which are over fiberoptic routes.

   The World Network is based upon a three-tier hierarchical structure, which we believe provides a competitive advantage because it allows for efficient traffic management, higher performance and reduced cost.

This three-tiered hierarchical structure is comprised of high bandwidth Global Switching Nodes, mid bandwidth Regional Switching/Access Nodes and Local Access Nodes.

   Backbone Node Locations. We use our Backbone Switching Nodes to cost effectively aggregate and distribute interregional network traffic flows. They are the major backbone switching locations within The World Network. Each of these node locations is equipped with Marconi ATM switches, interconnected by fiber optic transmission trunks ranging from 45Mbps to 2.5Gbps, and is capable of accepting multiple channel inputs of data. There are 34 Backbone Switching Node locations presently in service.

   Regional Switching/Access Node Locations. We use our Regional Switching/Access Nodes to aggregate regional traffic and provide access to The World Network for clients with bandwidth-intensive applications. These nodes provide both switching and access services within The World Network. Each of these node locations is equipped with Marconi, Cisco, and/or Nortel devices. The Nortel Passport switches provide Frame Relay capability as well as high capacity access to the Backbone Switching Nodes through our backbone. The Cisco hub and access routers provide high capacity local access for our clients and aggregation services for regional IP traffic. The Cisco hub routers can also use the Nortel Passport switches for connection to the Backbone Switching Nodes to exchange data interregionally. Our Marconi equipment enables us to provide ATM services. There are 82 node locations in 50 countries. The customer access speeds range from 2Mbps to 45Mbps.

   Local Access Node Locations. We use our Local Access Node Locations to provide local access for customer services. These nodes enable our clients to connect to and use IP, X.25 and Frame Relay applications through dedicated and dial-up access. Each of the node locations is equipped with Cisco, Nortel and/or Lucent devices. The Cisco routers provide dedicated IP access, the Nortel devices provide dedicated access using X.25 and the Lucent devices provide dial-up access. There are 140 Local Access Node locations in 52 countries. The customer can access the World Network at speeds up to 2 Mbps. We are also able to extend our network reach to countries where the communications infrastructure is not available by using satellite services, which are integrated as part of The World Network.

 Local Access

   In order to further expand our reach for our customers within certain countries and metropolitan areas, we are implementing several key initiatives:

   In-Country Networks. The In-Country Network initiative is designed to significantly expand our reach throughout a country, decreasing our costs. The In-Country Networks we are implementing are transport technology agnostic, enabling us to provide a complete suite of access services at a more competitive price for our network services. We successfully deployed an In-Country Network within the United States in the year ended March 31, 2001 and are currently implementing in-country networks in several major European countries. We are also evaluating additional countries in which to commence deployment later this year. By using an end to end managed "VPOP" (virtual points of presence) solution, we expect to realize significant cost reductions while maintaining quality levels of service.

   The Optical Strategy. Optical technology deployed in the network is expected to be the next evolutionary step for Infonet. While it is not our current intent to create a separate optical backbone, we expect to deploy optical network capabilities as an enhancement to our current infrastructure. We intend to limit this deployment to places where we have heavy capacity requirements and where the deployment will result in overall cost reductions. We intend to implement this solution primarily in metropolitan areas with the first deployment scheduled for this summer and several more on track for the balance of the fiscal year.

   Client Access. Clients can access The World Network either directly using a dedicated line or through dial-up services by connecting through Local Access Nodes, Regional Switching/Access Nodes, or via our interconnection with the national data network of our local telecommunications partners. A country representative arranges dedicated access through a leased line or via the national data network of the local telecommunications partner. Dial-up services offer local and remote access to The World Network through the local public telecommunications network. We plan to offer additional access methods and adapt them to our backbone for increased efficiency. Among those services planned or under review for clients that require higher speed access are ATM, digital subscriber line or DSL, and broadband wireless remote access. In remote locations clients can access The World Network via satellite services. Clients can choose to have us manage their entire provisioning and support at and between each client location.

 Backbone Capacity

   Our backbone connects all nodes on The World Network. Traditionally, we have obtained backbone capacity from major telecommunications carriers through short-term leases. As bandwidth prices began to drop and capacity became available for purchase or long-term lease, we started replacing some of our short term leases on major international and regional routes with those more economical longer-term solutions. We expect to continue to purchase that longer-term capacity where it is economical to do so. We have invested significant capital resources to expand and upgrade our network in order to maintain our competitive advantage. In collaboration with Hughes Electronics, we are also using satellite technology as a fill-in strategy to provide satellite links to The World Network where terrestrial connections or alternative paths for specific high availability applications are not available.

 Network Protocols

   Our network strategy is to support a wide range of managed data communications services over a common infrastructure. As such, our global network infrastructure supports a variety of protocols including X.25, Frame Relay, IP and ATM. Our existing Frame Relay network offers seamless managed data communications services on a worldwide basis. We are implementing the new industry-standard IP versions and extensions to differentiate our network from other competitive networks.

   Our ATM-enabled network is able to support broadband services that require asynchronous networking capabilities (for example, video services), as well as provide transport for aggregated data between our Regional Switching/Access Nodes and our Global Switching Nodes. Our ATM-enabled network is the transport platform for our managed data communications services. Our ATM network allows for the efficient and high-speed transport of voice, video and data traffic over a single network. This capability not only enables us to further leverage our network assets, but also allows us to capitalize on the demand for anticipated new service offerings that combine voice, video and data. Furthermore, as client demand for additional bandwidth, faster transmission speeds and enhanced service quality increases for applications such as desktop videoconferencing, we believe our investment in ATM technology will position us as a leading provider of these services.

 Network Management

   We manage our network and monitor its operation 24-hours a day, seven days a week through two network control centers located in Los Angeles and Brussels and three global customer assistance centers located in Los Angeles, Redditch and Tokyo. The customer support operations consist of multilingual, technologically experienced staff in over 60 countries.

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

 Backup Network Control Centers and Nodes

   We also have backup network control centers in Sacramento, California and Chantilly, Virginia, which we created to assume network control center operations in the event of a disaster or similar emergency. In addition, in order to lower the potential exposure from major failures or disasters affecting a node, we have implemented secondary nodes capable of assuming the traffic of our primary nodes. The fiber connections in the area and, where feasible, client access lines are split between the two nodes. Thus, transit traffic through a city can continue to flow in the event of a major failure or disaster affecting one of the two nodes. We have implemented secondary nodes in the London-Docklands, Los Angeles, New York, New Jersey, San Francisco and Sacramento metropolitan areas.

 Circuit Diversity

   Nodes are usually connected with other nodes with at least two redundant connections, so that no single connection failure will result in the isolation of the node. The failure of a connection results in the automatic rerouting of traffic to one or more alternate network paths. In the event of a node outage, transit traffic is automatically rerouted to paths around the failed node. In addition, we have, over our operating history, sought to ensure that our circuits are, as much as possible, diversely routed so that a major failure by a carrier in a given route does not result in a total network outage to our clients.

 Disaster Recovery

   Under our Disaster Recovery Plan, we distribute our critical operations over two to three global regions, which constantly share information with one another. Each of our network control centers and customer assistance centers are essentially self-contained units located in diverse geographic regions, and thus provide natural disaster backup for each other as described below:

  . Network Control Centers in Los Angeles and Brussels;

  . Global Customer Assistance Centers in Los Angeles, Redditch and Tokyo;

  . Second Level Customer Assistance in Los Angeles, Brussels and Tokyo; and

  . Third Level Customer Assistance in Los Angeles and Brussels.

   Within the backbone, we have attempted to minimize the risk of node outages by placing our nodes in highly secure facilities and by requiring dual cable entrances, diversely routed circuits and uninterruptable power supplies. However, clients who need quick recovery from disasters or failures affecting a node can supplement their service with our Failure Recovery Service, which provides access to an alternate Infonet node via a leased line, dial-up access backup or satellite services. We provide this service on an automatic or manual backup basis.

 Quality Standards

   We perform ongoing quality system audits and conduct client satisfaction surveys. As a result, we receive constant performance feedback to ensure that our quality systems meet client needs and our guaranteed network availability. We have achieved ISO 9001 registration for several of our services.

Access to Multinational Corporate Clients of KPN, Swisscom and Telia

   In our ongoing efforts to sell our services to multinational corporations, on September 30, 1999, we entered into agreements with AUCS Communications Services N.V., Unisource, the owner of AUCS, and the three companies that own Unisource, KPN, Swisscom and Telia.

   Our agreements with KPN, Swisscom and Telia have given us access to multinational corporate clients previously served by AUCS and may give us access to additional multinational clients to which KPN, Swisscom and Telia may provide services in the future. These agreements have increased the number of multinational corporate clients to which we offer our services.

   We have assumed the obligation to provide AUCS' multinational clients with the services previously provided to them by AUCS under the terms of an agreement that assigns existing distribution agreements to us. We also intend to provide these multinational clients with our services as a supplement or replacement for services previously provided by AUCS. We expect that this will result in normal and transparent movement of the services onto The World Network. We will continue to use the AUCS platform to deliver all or some of the services provided to the multinational clients, which for convenience we refer to as the AUCS services.

   We obtain the AUCS services provided to the multinational clients under the terms of a services agreement with AUCS, which is based on our standard services agreement. The pricing of the AUCS services provides us with an agreed-upon gross margin of approximately 20% on the provision of these services. The services agreement is terminable upon 180 days' notice by any party.

   Under the terms of a three-year management agreement between ourselves and AUCS, we have been charged with, among other things, acting as a responsible manager of AUCS and seeking to reduce AUCS' expenses over time.

   We also entered into a call option for the underlying tangible assets of AUCS. Through September 2002, the option allows us to purchase any and all of the AUCS tangible assets at fair market value not to exceed $130 million. The call right allows us to purchase the assets of AUCS so that we can continue to offer the AUCS services to our clients if the services agreement is terminated. The call option may be subject to regulatory approval and is conditioned upon AUCS' ability to continue to fulfill its contractual obligations to third parties.

Industry Participants and Competition

   The growth and potential size of the data communications industry has attracted many new entrants as well as existing businesses from several industries. Current and prospective industry participants include multinational alliances, long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national, local and regional ISPs. In addition, we expect that the predicted growth of the data communications market will attract other established companies and multinational alliances. Further, there are established and start-up companies building global networks and beginning to offer data communications as part of a comprehensive communications services portfolio. Our competitors include AT&T, British Telecommunications PLC, or BT, Concert, a joint venture between AT&T and BT, France Telecom, which has announced its agreement to purchase Equant, and WorldCom, Inc. and new entrants such as Global Crossing Ltd. and Qwest Communications International Inc. We compete in highly fragmented markets. Most participants specialize in specific segments of the market, such as access and/or backbone provision; managed access, e.g., intranets and extranets; application services, e.g., Web hosting; security services; and communication services, e.g., IP-based voice, fax and video services and commercial e-mail. Many of these existing and potential competitors have greater financial resources than we do.

   France Telecom has recently strengthened its position in cross border managed data network services through its purchase of Global One and its agreement to purchase Equant. France Telecom has stated that it intends to combine the operations of Global One and Equant.

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

 FCC Regulatory Requirements

   As noted above, our operation of networks does not currently subject us to regulation in the U.S. either at the federal or state level. As an authorized international common carrier, however, we are subject to FCC oversight. In the United States, authorized international carriers are subject to various annual reporting requirements as a condition of their licenses. Each year, we must submit data to the FCC concerning the status of our international circuits. International common carriers must also file an annual employment report to comply with the Commission's Equal Employment Opportunity policies and submit a report of international traffic data. If we begin providing interstate, international telecommunications services on a common carrier basis, we will be required to file additional reports concerning our interstate and international traffic revenues.

   On March 20, 2001, the FCC issued an order requiring "mandatory detariffing" of most international interexchange services provided by non-dominant carriers, i.e. all U.S. carriers other than AT&T. Pursuant to this order, international common carriers are no longer required to file a tariff with the FCC. In lieu of filing a tariff, the order requires all international carriers maintain public files that include current rates, terms and conditions for our service offerings, including supporting documentation, and post this information on its company web site. These records must be maintained for a period of two years and six months following the date that such rates, terms, and conditions cease to be in force.

   If we begin providing interstate international telecommunications services on a common carrier basis, and we fail to maintain proper records, or if there is any finding by the FCC that we are not operating under permissible terms and conditions, this may result in an enforcement action against us or an investigation, either of which could impose upon us substantial penalties, including the loss of our authorization to provide telecommunications services. In addition, if we begin providing interstate telecommunications in the United States, we also may be required to contribute a percentage of these revenues to governmental funds including Universal Service, Telecommunications Relay Service, Number Portability, and the administration of the North American Numbering Plan.

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

Employees

   As of March 31, 2001, including our consolidated country representatives, we had a total of approximately 943 employees, 226 of which are located internationally. There are approximately 577 additional dedicated Infonet personnel who are employed by our non-consolidated country representatives, all of whom are based internationally. We have not experienced any work stoppages and consider our relations with employees to be good. None of our employees is represented by a labor union.

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

   A variety of factors, uncertainties and contingencies that are beyond our control, such as the availability of transmission capacity, price of transmission capacity, continued deployment of our ATM-enabled network, availability of wireless transmission capacity and technologies, local regulations and availability of country representatives or other third-party sales and support channels will affect the continued expansion of our network. Currently, there is substantial volatility in the market price for transmission capacity. We are investing significant capital in acquiring transmission capacity at current fixed prices. These prices are anticipated to decline in the future. We cannot assure you that actual expansion costs or the time required to complete our network will not substantially exceed current estimates. A failure to continue to expand our network may have a material adverse effect on our ability to service our clients and to grow our business.

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

   Our future success depends to a significant extent on the continued services of our senior management, particularly Jose A. Collazo, President, CEO and Chairman of the Board of Directors, Akbar H. Firdosy, our Chief Financial Officer, Paul A. Galleberg, our General Counsel and other members of our executive management team. The loss of the services of Mr. Collazo, Mr. Firdosy or Mr. Galleberg, or any other present or future key employee, could have a material adverse effect on the management of our business. We have employment agreements with Mr. Collazo, Mr. Firdosy and Mr. Galleberg. We do not maintain "key person" life insurance for any of our personnel.

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

   We are and will continue to be significantly dependent on a number of third-party relationships, including our non-consolidated country representatives and partners, to market and support our services. Many of our arrangements with third-party providers are not exclusive and may be terminated at the convenience of either party. We cannot assure you that these third parties regard our relationship with them as important to their own respective businesses and operations, that they will not reassess their commitment to us at any time in the future, that they will meet their sales targets or that they will not develop their own competitive services.

   We may not be able to maintain our current relationships or form new relationships with third parties that supply us with clients, software or related products that are important to our success. Accordingly, we cannot assure you that our existing or prospective relationships will result in sustained business partnerships, successful service offerings or the generation of significant revenues.

   We rely on our country representatives for some of the support and local implementation necessary to deliver our services on a global basis. We also rely on these country representatives for insights into local operating and market conditions. The failure of these country representatives to perform their tasks or operate their business effectively could, in turn, adversely affect our business. In addition, we sometimes provide our country representatives with equipment and installation services to facilitate our market participation. We may have limited recourse, or potentially no recourse, if they do not perform the services that we expect them to perform, and we may not be able to recover our equipment. Our recourse may be limited because the local laws and judicial system may not be effective in enforcing our rights. Also, our country representatives are parties to the legal contracts with clients. If these agreements are terminated, the clients have no legal obligation to purchase our services.

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

Some of our vendors are in difficult financial circumstances. At least one of our vendors has initiated bankruptcy proceedings, and other vendors may do so in the future. If our agreements with those vendors are validly rejected in bankruptcy or are otherwise adversely affected, then our operating expenses may increase and our net income may decrease.

   Due to financial and competitive pressures in specific industries, at least one of our vendors has initiated bankruptcy proceedings and others may do so in the future. Due to the novel status of certain of our vendor agreements in the bankruptcy context, it is unclear how these agreements will be characterized under the federal bankruptcy code or analogous laws of other jurisdictions. If a bankruptcy court concludes that our vendor agreements may be rejected in bankruptcy or the agreements are otherwise adversely affected, then our operating expenses may increase and our net income may decrease.

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

   Our current and potential competitors include other companies that provide data communications services to multinational businesses, systems integrators, national and regional Internet Service Providers, or ISPs, wireless, cable television and satellite communications companies, software and hardware vendors, and global, regional and local telecommunications companies. In addition, we expect that the predicted growth of the data communications market will attract other established companies and multinational alliances. Further, there are established and start-up companies building global networks and beginning to offer data communications as part of a comprehensive communications services portfolio. Our competitors, which may operate in one or more of these areas, include companies such as AT&T, British Telecommunications PLC, or BT, Concert, France Telecom, which has announced its agreement to purchase Equant, and WorldCom, Inc. and new entrants such as Qwest and Global Crossing. Our country representatives and suppliers could also become competitors either directly or through strategic relationships with our competitors. We have in the past and expect in the future to encounter competition as a result of the formation of global alliances among large telecommunications providers, such as the recently announced merger between France Telecom and Equant.

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

  . imposition of currency exchange controls; and

  . potentially adverse tax consequences.

   Any of these factors could adversely affect our operations. In addition, a substantial portion of our revenues is derived from European clients. Therefore, although our historic revenue growth has not been materially adversely affected by general economic conditions, a future slowdown or recession in the European economy, in particular, could have a material adverse effect on our revenues and profitability.

Adverse currency fluctuations and foreign exchange controls could decrease revenues we receive from our international operations.

   We invoice all sales of services to our country representatives and sales channel partners in U.S. dollars. However, many of our country representatives and sales channel partners derive their revenues and incur maintenance and other costs in currencies other than U.S. dollars. The obligations of these country representatives and sales channel partners whose revenues are largely in foreign currencies will be subject to unpredictable and indeterminate fluctuations if those currencies change relative to U.S. dollars. Furthermore, these country representatives and sales channel partners may be or may become subject to exchange control regulations which might restrict or prohibit the conversion of their revenue currencies into U.S. dollars. The occurrence of any of these factors could have a material adverse effect on our current or future international operations. Our exposure to exchange rate fluctuations may increase as a result of the timing of settlement of euro-denominated accounts receivables and payables relating to the multinational clients of KPN, Swisscom and Telia under the AUCS services agreements.

Our efforts to maximize shareholder value through strategic alternatives may not be realized in the near future or at all.

   We recently announced our intention to explore strategic alternatives in order to maximize overall shareholder value as well as to assist certain of our shareholders in monetizing their equity holdings in Infonet. We cannot assure you that any meaningful opportunities to achieve those goals will become available, nor can we determine, at this point, the form or substance of what opportunities would be considered desirable to achieve the goals that we have set forth. Any failure to achieve our stated goals may affect the trading price of our common stock.

Our corporate structure may grant you only limited voting power and discourage a takeover attempt because our Class A common stockholders will control the outcome of stockholder votes.

   Our Class A common stockholders, in the aggregate, beneficially own all of our Class A common stock and approximately 78% of our Class B common stock and more than 95% of our voting power. These stockholders will be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could have a material adverse effect on our stock price.

   We have entered into a stockholders agreement with all of our Class A stockholders. This stockholders agreement provides that each Class A stockholder holding at least 14.95 million shares of our Class A common stock will have the right to designate one of our directors, and each Class A stockholder will agree to vote all of its shares in favor of the directors designated by the other Class A stockholders and for our president as a director. Accordingly, seven of the nine directors on our board will be appointed by our Class A stockholders.

   In addition, provisions contained in our revised certificate of incorporation, our revised bylaws, Delaware law and our stockholders agreement could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Our revised certificate of incorporation requires the approval of both 95% of the voting power of the Class A common stock and two-thirds of the voting power of the Class A and Class B common stock voting together to take certain significant corporate actions such as changes to our share capital, or a merger, consolidation or liquidation. Based on the current ownership of our Class A common stock, we will not be able to undertake these actions without the approval of each of our Class A stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Class B common stock and may have the effect of delaying or preventing a change in control.

Our quarterly operating results may vary, which may cause volatility or a decline in the price of our Class B common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "IN" and on the Frankfurt Stock Exchange under the trading symbol "IN." As of June 18, 2001, there were approximately 425 shareholders of record of our Class B common stock, par value $.01 per share. The following table sets forth, for the period indicated, the high and low closing sales price for our common stock reported on the NYSE.

   Fiscal Year Ended March 31, 2000                               High   Low
   --------------------------------                              ------ ------
   Third Quarter (from December 16, 1999 through December 31,
    1999)....................................................... $26.69 $22.13
   Fourth Quarter............................................... $32.94 $19.00

   Fiscal Year Ended March 30, 2001
   --------------------------------
   First Quarter................................................ $22.38 $10.50
   Second Quarter............................................... $17.81 $10.25
   Third Quarter................................................ $ 9.44 $ 4.31
   Fourth Quarter............................................... $ 7.75 $ 4.93

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

Use of Proceeds

   On December 15, 1999, the Company's Form S-1 registration statement (File No. 333-88799) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 51,282,300 shares of our Class B common stock. The offering commenced on December 16, 1999 and the sale to the public of 51,282,300 shares of common stock at $21.00 per share was completed on December 21, 1999 for an aggregate price of approximately $1.076 billion. The registration statement covered an additional 7,692,342 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These additional shares were purchased on January 13, 2000. The managing underwriters were Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Rothschild, Goldman, Sachs & Co., Lehman Brothers and Salomon Smith Barney. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $38.5 million and other expenses of approximately $2.4 million. Total offering expenses of approximately $40.9 million resulted in net offering proceeds to the Company of approximately $766.8 million. Specified 10% owners of Class B common stock of the Company sold in the offering and received, net of expenses paid by those owners, an aggregate of $256.4 million. We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

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

Item 6. Selected Consolidated Financial Data

   The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this annual report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of March 31, 1997, 1998 and 1999 and for each of the years in the two year period ended March 31, 1998 have been derived from our audited consolidated financial statements which are not included in this annual report. The selected consolidated financial data as of March 31, 2000 and 2001 and for each of the years in the three year period ended March 31, 2001 have been derived from our audited consolidated financial statements which appear elsewhere in this annual report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                      Year Ended March 31,(1)
                                            ------------------------------------------------
                                              1997      1998      1999      2000      2001
                                            --------  --------  --------  --------  --------
                                              (In thousands, except per share amounts)
Consolidated statement of operations data:
Revenues..................................  $264,684  $294,244  $302,997  $481,444  $661,945
Expenses:
  Country representative compensation.....    35,090    41,136    53,766   151,283   235,438
  Bandwidth and related costs.............    43,134    48,089    52,700    90,457   125,438
  Network operations......................    81,106    77,489    55,041    72,230    79,503
  Selling, general and administrative.....   115,741   130,287   139,663   196,314   197,879
                                            --------  --------  --------  --------  --------
  Total expenses..........................   275,071   297,001   301,170   510,284   638,258
                                            --------  --------  --------  --------  --------
Operating income (loss)...................   (10,387)   (2,757)    1,827   (28,840)   23,687
                                            --------  --------  --------  --------  --------
Other income (expense):
  Interest income.........................     1,014     1,515     1,881    14,560    43,293
  Interest expense........................      (874)     (868)     (689)   (7,162)  (11,892)
  Other, net..............................     2,591     2,969       382    (1,310)      914
                                            --------  --------  --------  --------  --------
  Total other income......................     2,731     3,616     1,574     6,088    32,315
                                            --------  --------  --------  --------  --------
Income (loss) before provision (credit)
 for income taxes, minority interest, and
 extraordinary item ......................    (7,656)      859     3,401   (22,752)   56,002
Provision (credit) for income taxes.......      (175)    4,446      (180)    3,996    28,043
                                            --------  --------  --------  --------  --------
Income (loss) before minority interest and
 extraordinary item.......................    (7,481)   (3,587)    3,581   (26,748)   27,959
Minority interest(2)......................       --       (143)      132       (43)      224
                                            --------  --------  --------  --------  --------
Income (loss) before extraordinary item...    (7,481)   (3,444)    3,449   (26,705)   27,735
Extraordinary item, net of income taxes of
 $363.....................................       --        --        --        --        502
                                            --------  --------  --------  --------  --------
Net income (loss)(3)......................  $ (7,481) $ (3,444) $  3,449  $(26,705) $ 27,233
                                            ========  ========  ========  ========  ========
Basic and diluted earnings (loss) per
 common share(3)(4).......................  $  (0.02) $  (0.01) $   0.01  $  (0.06) $   0.06
Basic weighted average number of common
 shares outstanding.......................   373,750   373,750   373,750   417,197   470,712
Diluted weighted average number of common
 shares outstanding ......................   373,750   373,750   373,750   417,197   472,599

Other consolidated financial data:
Net cash flows provided by (used in):
  Operating activities....................  $  1,383  $ 13,032  $ 11,911  $ 25,620  $ 71,741
  Investing activities....................    (4,704)   (5,511)  (20,679) (145,691) (669,903)
  Financing activities....................    13,048   (14,390)    5,828   839,613     9,514
EBITDA(5).................................     9,631    18,075    20,612    19,054    91,730

                                                 As of March 31,(1)
                                  ------------------------------------------------
                                    1997     1998     1999      2000       2001
                                  -------- -------- -------- ---------- ----------
                                               (Dollars in thousands)
Consolidated balance sheet data:
Cash and cash equivalents.......  $ 18,906 $ 11,449 $  8,681 $  727,681 $  137,599
Total current assets............    92,296   90,757   90,277    940,746    810,229
Total assets....................   159,439  153,799  182,263  1,222,327  1,345,931
Current liabilities.............    60,286   62,814   73,271    203,565    262,466
Total debt......................    15,372    2,066   15,837    117,782    126,079
Total stockholders' equity......    78,711   74,131   76,717    876,051    927,753

Other operating data:
Number of ports.................     7,914    9,205   10,590     14,468     16,772
Number of country
 representatives................        51       52       56         55         55
Number of dedicated personnel:
  U.S...........................       764      580      592        640        717
  Non-U.S.(6)...................       556      585      659        700        803

--------
(1) Our fiscal year is the 52 or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, we have described the 52-week period ended March 28, 1997, the 53-week period ended April 3, 1998 and the 52-week periods ended April 2, 1999, March 31, 2000 and March 30, 2001 as the years ended March 31, 1997, 1998, 1999, 2000 and 2001.

(2) Reflects a 51% interest in Infonet Luxembourg, acquired during the year ended March 31, 1998.

(3) The year ended March 31, 2000 includes a non-cash, pre-tax compensation charge of $33.4 million resulting from our stock options, which were converted from book value to market value options as a result of the initial public offering, and our stock appreciation rights. The year ended March 31, 2001 includes a non-cash, pre-tax, net compensation charge of $11.1 million resulting from our stock options and stock appreciation rights. The charge is net of a $5.3 million one-time credit resulting from an amendment to one of the Company's stock-based compensation plans.

(4) As of March 31, 1997 and 1998, there were no options, warrants or other forms of potential common stock issued by us. Our outstanding common stock purchase rights represent the only form of potential common stock as of March 31,1999. All of these rights were excluded from the computation of diluted earnings per share in 1999 because their inclusion would have had an antidilutive effect on earnings per share. Our outstanding common stock options represent the only form of potential common stock as of March 31, 2000. All of these options were excluded from the computation of diluted earnings per share in 2000 because their inclusion would have had an antidilutive effect on earnings per share. Our outstanding common stock purchase rights and stock options represent the only form of potential common stock as of March 31, 2001. The dilutive effect of outstanding purchase rights and stock options on earnings per share in 2001 was insignificant.

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

Quarterly Operating Performance

   The following tables set forth unaudited quarterly financial data for the fiscal years ended March 31, 2000 and 2001.

                                             Three Months Ended,
                                ----------------------------------------------
                                June 30,  September 30, December 31, March 31,
                                  2000        2000          2000       2001
                                --------  ------------- ------------ ---------
                                   (Dollars in thousands, except per share
                                                  amounts)

   Revenues.................... $154,165    $156,062      $161,804   $189,914
   Operating income............    5,236       6,521           744     11,186
   Income before extraordinary
    item.......................    8,203       4,692         5,958      8,882
   Net income..................    7,701       4,692         5,958      8,882
   Basic and diluted earnings
    per common share........... $   0.02    $   0.01      $   0.01   $   0.02

                                             Three Months Ended,
                                ----------------------------------------------
                                June 30,  September 30, December 31, March 31,
                                  1999        1999          1999       2000
                                --------  ------------- ------------ ---------
                                   (Dollars in thousands, except per share
                                                  amounts)

   Revenues.................... $ 85,706    $ 87,513      $153,699   $154,526
   Operating income (loss).....     (543)     (9,096)      (23,875)     4,674
   Net income (loss)...........   (1,374)     (8,400)      (22,463)     5,532
   Basic and diluted earnings
    (loss) per common share.... $   0.00    $  (0.02)     $  (0.05)  $   0.01

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

   Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Revenues by Region and Country

   We provide our services throughout the world, with revenues billed and costs incurred in more than 60 countries. The following tables set forth our revenues by region and for major countries in terms of revenues for the years ended March 31, 1999, 2000 and 2001. Due to the multinational nature of our client base, the table does not reflect the country in which services are provided, but rather is based on the jurisdiction in which we invoice for our services.

                                              Year Ended March 31,
                                     ----------------------------------------
                                         1999          2000          2001
                                     ------------  ------------  ------------
                                             (Dollars in thousands)
Region:
Americas............................ $115,937  38% $138,587  29%  144,897  22%
Europe, Middle East and Africa
 (EMEA).............................  158,234  52   302,653  63   465,543  70
Asia Pacific........................   28,826  10    40,204   8    51,505   8
                                     -------- ---  -------- ---  -------- ---
Total revenues...................... $302,997 100% $481,444 100% $661,945 100%
                                     ========      ========      ========

                                              Year Ended March 31,
                                     ----------------------------------------
                                         1999          2000          2001
                                     ------------  ------------  ------------
                                             (Dollars in thousands)
Country:
France.............................. $ 13,183   4% $ 27,148   6% $ 39,180   6%
Germany.............................   23,438   8    30,962   7    45,559   7
Netherlands.........................   34,944  12    61,497  13   105,191  16
Sweden..............................   13,859   4    39,743   8    63,657  10
Switzerland.........................   12,071   4    29,133   6    40,992   6
United Kingdom......................   19,682   6    53,885  11    80,088  12
United States.......................  103,190  34   126,358  26   134,774  20
Other countries.....................   82,630  28   112,718  23   152,504  23
                                     -------- ---  -------- ---  -------- ---
Total revenues...................... $302,997 100% $481,444 100% $661,945 100%
                                     ========      ========      ========

Distribution Channels

   We offer our services through country representatives and through alternate sales channels such as major telecommunication service providers, value-added resellers, and licensed distributors. In the year ended March 31, 2001, country representatives contributed 61% of our total revenues, while alternate sales channels contributed 39% of our total revenues. The table below shows the relative contribution to revenues from country representatives and alternate sales channels, as defined for financial reporting purposes.

                                                      Year Ended March 31,
                                                   ----------------------------
                                                     1999      2000      2001
                                                   --------  --------  --------
                                                     (Dollars in thousands)
Country representatives:
  Number of representatives.......................       56        55        55
  Number of clients...............................    1,129     1,402     1,503
  Country representatives' revenues............... $273,150  $357,494  $405,201
  Percent of total revenues.......................       90%       74%       61%

Alternate sales channels:
  Number of sales channel partners................       17        22        24
  Number of sales channel partners' clients.......      184     1,022     1,014
  Alternate sales channel revenues................ $ 29,847  $123,950  $256,744
  Percent of total revenues.......................       10%       26%       39%

 Country Representatives

   We currently have 55 country representatives, 10 consolidated and 45 non-consolidated, which together provide services in more than 60 countries. Our consolidated country representatives are those in which we own, directly or indirectly, greater than a 50% equity interest. Our consolidated country representatives provide services in 13 countries and accounted for approximately $193.6 million, or approximately 29% of our total revenues, in the year ended March 31, 2001.

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

 Alternate Sales Channels

   Our alternate sales channels sell or take orders for all or a portion of our suite of services in their territories to clients that require one or more of our global communications services that the sales channel partners cannot supply independently. Our relationships typically are governed by multi-year contracts, under which we provide services to our sales channel partners who then solicit orders for our services or resell our services to clients on terms our sales channels determine.

Components of Revenues

   Our revenues are derived from providing a broad range of integrated service solutions to our multinational clients worldwide:

  . Network Services--includes intranet (formerly referred to as frame relay), ATM, remote access, multimedia, Internet and IP-VPN services;

  . Consulting, Integration and Provisioning Services--includes consulting, design, and implementation of each client's particular networking needs; our Global Connect services whereby we install and manage leased lines and customer premise equipment at the client's site to enable the client to access The World Network and use our Network Services;

  . Applications Services--includes e-mail, messaging, collaboration, Web hosting and other value-added services; and

  . Other Communications Services--includes X.25 transport services, service access fees and other communications services.

Revenues by Services

   We currently derive a majority of our revenues from the sale of Network Services, specifically intranet services, remote access and IP-VPN services, as shown below. We expect that Network Services will continue to constitute the largest component of our revenue base going forward. We also anticipate that a significant portion of our future revenue growth will come from Network Services and Consulting, Integration and Provisioning Services.

                                              Year Ended March 31,
                                     ----------------------------------------
                                         1999          2000          2001
                                     ------------  ------------  ------------
                                             (Dollars in thousands)

   Network Services................. $144,642  48% $217,006  45% $283,248  43%
   Consulting, Integration and
    Provisioning Services ..........   78,777  26   116,534  24   179,932  27
   Applications Services............   20,068   6    15,286   3    10,540   2
   Other Communications Services....   59,510  20   132,618  28   188,225  28
                                     -------- ---  -------- ---  -------- ---
   Total revenues................... $302,997 100% $481,444 100% $661,945 100%
                                     ========      ========      ========

Pricing Policies

   The pricing for our services differs depending on the services provided, the speed of service, geographic location and capacity utilization. In the case of services permitting dedicated client access to the network by leased circuit, pricing is generally dependent more on the nature and capacity of the service provided than on actual usage. For example, the pricing for a connection to be used for intranet services generally consists of a monthly charge for the connection and the bandwidth access provided through the connection. Pricing for dedicated access services is therefore largely based on access equipment and bandwidth. In the case of remote access services, actual usage and geographic location are more relevant to the pricing determination, as the client is generally charged based on the duration of each connected session. Once a base service is set, additional factors are taken into account such as charges for additional network services, breadth of the service, and discounts for larger volume clients that are prepared to guarantee specific revenue levels.

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

Components of Costs and Expenses

 Country Representative Compensation

   Country representative compensation reflects the amounts paid to the country representatives for the sales and support services our country representatives provide to clients. These expenses are variable and increase as the revenues from country representatives increase. In fiscal 2000 and 2001, country representative compensation also included amounts paid to AUCS for services provided under the outsourcing agreement.

 Bandwidth and Related Costs

   Our bandwidth and related costs are primarily comprised of leasing and amortization expenses associated with the leasing or purchasing of network circuits. Traditionally, we obtained backbone capacity through short-term leases. We bear leasing expenses regardless of whether we lease directly or indirectly through another entity that may lease communications lines locally on our behalf. As bandwidth prices began to drop and capacity became available for purchase or long-term lease, we began to replace some of our short-term leases on major international and regional routes with much more economical longer-term solutions. Now, we have acquired a majority of our backbone network via IRU or long-term capitalized leases and the amortization of these assets are included as an expense. We expect to continue to purchase such longer-term capacity where it is economical to do so. Bandwidth and related costs also include related equipment, maintenance and personnel costs.

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

Outsourcing Agreement with Stockholders, AUCS, and its Distributors

   On September 30, 1999, the Company entered into agreements with three of its stockholders (the "Stockholders") and affiliates of the Stockholders which, among other things, give the Company access to additional multinational corporate clients of the Stockholders. Our agreements with KPN, Swisscom and Telia have given us access to multinational corporate clients previously served by AUCS and may give us access to additional multinational clients to which KPN, Swisscom and Telia may provide services in the future. We obtain the AUCS services provided to the multinational clients under the terms of a services agreement with AUCS, which is based on our standard services agreement. The pricing of the AUCS service provides us with an agreed-upon gross margin of approximately 20% on the provision of these services. The services agreement is terminable upon 180 days' notice by any party. The revenues and expenses resulting from these agreements are referred to as outsourcing services revenues and expenses throughout this discussion.

   We also entered into a call option for the underlying tangible assets of AUCS. Until September 2002, the option allows us to purchase any and all of the AUCS tangible assets at fair market value not to exceed $130 million. The call right allows us to purchase the assets of AUCS so that we can continue to offer the AUCS services to our clients if the services agreement is terminated. The call option may be subject to regulatory approval and is conditioned upon AUCS' ability to continue to fulfill its contractual obligations to third parties.

   Additionally, the Company has entered into a three-year management agreement with AUCS which is cancelable by either party upon 180 days' notice. Under the terms of the management agreement, the Company earns a management fee equal to 1.5% of the outsourcing revenues up to a defined aggregate maximum, over the term of the agreement. During 2001, the Company recognized management fee revenue of $3.7 million related to this agreement. Also under the terms of the management agreement, the Company may earn an incentive payment, based on defined financial performance criteria (the "Performance Criteria"), subject to certain limits. However, if the Performance Criteria are not achieved, the Company will not receive the incentive payment.

   In December 2000, the Company contracted with AUCS to provide communications services to certain AT&T/Concert customers which were previously served by AUCS. We obtain the services provided to the AT&T/Concert customers under the terms of a services agreement with AUCS which provides us with an agreed-upon gross margin of approximately 15% on the provision of these services.

Compensation Charges Related to Stock Option and Stock Appreciation Rights
Grants

   In April 1999, we granted options to employees for the purchase of approximately 3.71 million shares of our Class B common stock at an exercise price of $0.84 per share pursuant to our 1998 Stock Option Plan. The 1998 Stock Option Plan was a book value plan, which converted to a market value plan upon the close of our initial public offering, creating a new measurement date for the stock options. Since the exercise price of these options was substantially below the price to the public of $21.00 per share in the offering, we will record a non-cash compensation charge over the five year vesting period of the options. The amount of this charge is a function of the public offering price. Based upon the price of our Class B common stock in the offering, this charge will total approximately $72.8 million, of which approximately $20.4 million and $13.4 million was recognized in the fiscal years ended March 31, 2000 and 2001, respectively. The remaining charge will be amortized to expense at a rate of approximately $3.5 million per quarter through December 31, 2003.

   During December 1998, we issued approximately 1.21 million stock appreciation rights, or SARs, and during the fiscal year ended March 31, 2000 we issued approximately 561,000 SARs to employees pursuant to our SARs Plan. The SARs vest 25% per year, commencing in January 2001, and are indexed to our Class B common stock at a base price of $0.84 per share. We recorded a compensation charge in each quarter of the vesting period based upon the difference between the exercise price and market value of our Class B common stock during the vesting period. The total amount of this charge is a function of the price of our Class B common stock during the vesting period. During the fiscal year ended March 31, 2000, these charges were approximately $13.0 million. As of March 31, 2000, approximately 77,000 SARs have been forfeited by employees. During the fiscal year ended March 31, 2001, we amended our SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of our Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that the SARs may be settled with stock or cash at our sole discretion. In accordance with Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans," we are accounting for the tandem award as equity instruments and the plan, as amended, as a fixed plan under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The amendment to the SARs plan created a new measurement date. The Company credited stock-related compensation by approximately $5.3 million to reflect the stock price at the new measurement date. The remaining unrecognized compensation expense of approximately $8.5 million at March 31, 2001, will be amortized ratably over the remaining vesting period at a rate of approximately $770,000 per quarter through December 31, 2003. During the fiscal year ended March 31, 2001, these charges were approximately $2.4 million.

Results of Operations

   The following table sets forth certain financial data from our consolidated statements of operations for the years ended March 31, 1999, 2000 and 2001 expressed in each case as a percentage of revenues.

                                                               Year Ended
                                                               March 31,
                                                             -----------------
                                                             1999  2000   2001
                                                             ----  ----   ----
                                                                 (As a
                                                             percentage of
                                                               revenues)

   Revenues................................................. 100%  100%   100%
   Expenses:
     Country representative compensation - non-outsourcing
      services..............................................  18    14     14
     Country representative compensation - outsourcing
      services..............................................   0    17     21
     Bandwidth and related costs............................  17    19     19
     Network operations.....................................  18    15     12
     Selling, general and administrative....................  46    41     30
                                                             ---   ---    ---
     Total expenses.........................................  99   106     96
                                                             ---   ---    ---

   Operating income (loss)..................................   1    (6)     4

   Other income (expense)
     Interest income........................................   0     3      6
     Interest expense.......................................   0    (2)    (2)
     Other, net.............................................   0     0      0
   Provision for income taxes...............................   0    (1)    (4)
   Minority interest........................................   0     0      0
   Extraordinary item.......................................   0     0      0
                                                             ---   ---    ---
   Net income (loss)........................................   1%   (6)%    4%
                                                             ---   ---    ---

 Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

   Revenues increased $180.5 million, or 37%, from $481.4 million in the year ended March 31, 2000 to $661.9 million in the year ended March 31, 2001. Excluding revenues resulting from a significant outsourcing agreement entered into on September 30, 1999, revenues increased $90.0 million, or 24%, over the prior period from $382.1 million to $472.1 million. The overall increase in revenues was due to increases of $66.2 million, or 31%, in Network Services, $63.4 million, or 54%, in Consulting, Integration and Provisioning Services, and $55.6 million, or 42%, in Other Communications Services. The majority of the Network Services growth came from increased sales of intranet and remote access services. Intranet sales increased $46.5 million, or 36%, from $128.3 million to $174.8 million and remote access sales increased $13.7 million, or 31%, from $43.9 million to $57.6 million, over the period. Other Communications Services and Consulting, Integration and Provisioning Services increases included approximately $59 million and $31 million, respectively, in revenues from outsourcing services as revenues were earned for a full period compared to a six-month period in the prior year. Excluding revenues from outsourcing services, Consulting, Integration and Provisioning Services, comprised primarily of our Global Connect services, increased $32.7 million, or 32%, from $102.9 million to $135.6 million over the period. Excluding revenues from outsourcing services, Other Communications Services declined $4.1 million, or 9%, from $46.9 million to $42.8 million. This decrease is largely due to an expected decline in our mature messaging product line and our X.25 transport services, as our clients are migrating to more advanced messaging applications and non-X.25 based transport services, offset by a one-time commitment fee paid by one of our sales channel partners of $7.8 million.

   Revenues from our country representatives increased $47.7 million, or 13%, from $357.5 million in the year ended March 31, 2000 to $405.2 million in the year ended March 31, 2001. Excluding outsourcing services, revenues from country representatives increased $52.3 million, or 16%, from $331.3 million to

$383.7 million over the year. Outsourcing revenue, which began mid-year during the prior period, declined by approximately $5 million related to a one-time recognition of contract termination fees during the prior year. While the number of our country representatives remained at 55 over the period, revenue increases were derived through the growth of existing country representatives. The number of our clients increased 7%, from 1,402 clients as of March 31, 2000 to 1,503 clients as of March 31, 2001. Revenues increased as clients that used mostly lower revenue generating messaging and X.25 based transport services were replaced by clients that purchased higher revenue yielding Network Services. Revenues from our alternate sales channels grew $132.8 million, or 107%, from $124.0 million to $256.7 million over the period. Approximately $95 million of the increase resulted from outsourcing services as revenues from the outsourcing business were earned for a full year period as compared to a six-month period in the prior year. The balance of the increase is primarily attributed to growth through existing sales channel partners. In total, our alternate sales channel partners resold our suite of services to 8 fewer clients, from 1,022 clients as of March 31, 2000 to 1,014 clients as of March 31, 2001.

   In terms of revenues billed on a regional basis, the majority of our growth was in the EMEA region, which increased $162.9 million, or 54%, from $302.7 million in the year ended March 31, 2000 to $465.5 million in the year ended March 31, 2001. Approximately $90 million of this revenue growth was in Europe resulting from outsourcing services as revenues from the outsourcing business were earned for a full year period as compared to a six-month period in the prior year. The balance of the increase is due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in the Americas grew $6.3 million, or 5%, from $138.6 million to $144.9 million over the period. Revenues billed in Asia Pacific increased by $11.3 million, or 28%, from $40.2 million in the year ended March 31, 2000 to $51.5 million in the year ended March 31, 2001, due to increased sales efforts in a growing market.

   Country Representative Compensation increased $84.2 million, or 56%, from $151.3 million in the year ended March 31, 2000 to $235.4 million in the year ended March 31, 2001. Approximately $65 million of this increase resulted from outsourcing services revenues. The balance of this expense grew in line with the related revenue.

   Bandwidth and Related Costs increased $35.0 million, or 39%, from $90.5 million in the year ended March 31, 2000 to $125.4 million in the year ended March 31, 2001. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability, although the unit cost has dropped significantly. The usage growth reflects additional client port growth and increased capacity per port, as well as the building of an infrastructure with lower capacity utilization. Lease expense, the largest component of bandwidth and related costs, increased $16.1 million, or 21%, from $76.0 million in the year ended March 31, 2000 to $92.1 million in the year ended March 31, 2001. Amortization of purchased capacity increased $15.4 million, or 360%, from $4.3 million to $19.6 million over the period as a result of owning a major portion of our bandwidth capacity in the backbone of our network.

   Network Operations increased $7.3 million, or 10%, from $72.2 million in the year ended March 31, 2000 to $79.5 million in the year ended March 31, 2001. Stock-related compensation charges decreased $6.2 million, or 87%, from $7.2 million in the year ended March 31, 2000 to $934,000 in the year ended March 31, 2001. Depreciation expense related to network equipment increased $6.2 million, or 42%, from $14.6 million in the year ended March 31, 2000 to $20.8 million in the year ended March 31, 2001. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses which grew in line with our revenues.

   Selling, General and Administrative increased $1.6 million, or 1%, from $196.3 million in the year ended March 31, 2000 to $197.9 million in the year ended March 31, 2001. Stock-related compensation charges decreased $16.0 million, or 61%, from $26.2 million in the year ended March 31, 2000 to $10.2 million in the year ended March 31, 2001. Our sales support expenses for multinational activities increased $1.7 million from

$68.0 million in the year ended March 31, 2000 to $69.7 million in the year ended March 31, 2001 which was directly related to revenue growth. Sales and Marketing personnel-related expenses increased $7.0 million from $61.9 million in the year ended March 31, 2000 to $68.9 million in the year ended March 31, 2001 due to increased sales and marketing efforts to increase our business. Administrative expenses, excluding stock-related compensation expense, increased by $504,000 from $22.7 million in the year ended March 31, 2000 to $23.2 million in the year ended March 31, 2001.

   Operating Income (Loss) increased by $52.5 million, from a loss of $(28.8) million in the year ended March 31, 2000 to income of $23.7 million in the year ended March 31, 2001 due to the factors described above.

   Other Income (Expense) increased $26.2 million, from $6.1 million in the year ended March 31, 2000 to $32.3 million in the year ended March 31, 2001. This increase reflects growth in interest income of $28.7 million, from $14.6 million to $43.3 million resulting from the investment of the initial public offering proceeds received in December 1999. The increased interest expense of $4.7 million, from $7.2 million to $11.9 million over the period, resulted from borrowings under the Senior Secured Credit Facility.

   Provision for Income Taxes increased from $4.0 million in the year ended March 31, 2000 to $28.0 million in the year ended March 31, 2001. The effective tax rate in the year ended March 31, 2001 is lower than experienced in the prior year because non-deductible stock based compensation charges and deferred tax valuation allowance decreased.

   Extraordinary Item, Net of Tax for the year ended March 31, 2001 represents the write-off of unamortized debt issuance costs associated with the $49.6 million of long-term debt which was repaid prior to its due date during the year ended March 31, 2001.

   Net Income (Loss) increased from $(26.7) million in the year ended March 31, 2000 to $27.2 million in the year ended March 31, 2001 due to the factors described above.

 Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

   Revenues increased $178.4 million, or 59%, from $303.0 million in the year ended March 31, 1999 to $481.4 million in the year ended March 31, 2000. Excluding revenues resulting from a significant outsourcing agreement entered into on September 30, 1999, revenues increased $79.1 million, or 26%, over the prior period from $303.0 million to $382.1 million. This increase was primarily due to a $72.4 million increase, or 50%, in sales of Network Services over the period, from $144.6 million to $217.0 million. The majority of the Network Services growth came from increased sales of intranet and remote access services. Intranet sales increased $47.4 million, or 59%, from $80.9 million to $128.3 million and remote access sales increased $21.2 million, or 93%, from $22.7 million to $43.9 million, over the period. In addition, Consulting, Integration and Provisioning Services, comprised primarily of our Global Connect services, increased $24.1 million, or 31%, from $78.8 million to $102.9 million over the period. Our Applications Services declined $4.8 million, or 24%, from $20.1 million to $15.3 million. Other Communications Services, excluding revenues from outsourcing services, declined $12.6 million, or 21%, from $59.5 million to $46.9 million. Other Communications Services, excluding revenues from outsourcing services, decreased over the period largely due to an expected decline in our mature messaging product line and our X.25 transport services, as our clients are migrating to more advanced messaging applications and non-X.25 based transport services. Other Communications Services and Consulting, Integration and Provisioning Services increases included $85.7 million and $13.6 million, respectively, in revenues from outsourcing services.

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

   Bandwidth and Related Costs increased $37.8 million, or 72%, from $52.7 million in the year ended March 31, 1999 to $90.5 million in the year ended March 31, 2000. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability. The usage growth reflects additional client port growth and increased capacity per port. Lease expense, the largest component of bandwidth and related costs, increased $32.9 million, or 76%, from $43.1 million in the year ended March 31, 1999 to $76.0 million in the year ended March 31, 2000. Amortization of purchased capacity increased $3.9 million, from $409,000 to $4.3 million over the period.

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

Liquidity and Capital Resources

   Net cash provided by operating activities during the year ended March 31, 2001 was $71.7 million compared to $25.6 million in the year ended March 31, 2000. The increase in net cash provided by operating activities in fiscal 2001 was primarily attributable to a $53.9 million increase in net income, a decrease in the growth of accounts receivable of $41.1 million, and a $24.1 million increase in depreciation and amortization, offset by an increase in the growth of accounts payable of $69.7 million. Net cash used in investing activities for fiscal 2001 was $669.9 million compared to $145.7 million for fiscal 2000. The increase in cash used for investing activities during this period primarily resulted from increased purchases of property, equipment and communication lines of $156.7 million and purchases of securities available-for-sale of $743.1 million offset by increases in proceeds from sales of securities available-for-sale of $245.4 million and maturities of securities available-for-sale of $150.1 million. Net cash provided by financing activities in fiscal 2001 was $9.5 million compared to $839.6 million for the year ended March 31, 2000.

   Our principal capital expenditure requirements involve the upgrade and expansion of The World Network through the purchase or lease of transmission capacity and the purchase of network related equipment as well as computer equipment, furniture and fixtures. We have funded these expenditures to date primarily through cash from operations, the net proceeds from our initial public offering, borrowings under our debt facilities and operating and capital leases. Our capital expenditures for the year ended March 31, 2001 were approximately $68.2 million for network-related equipment, approximately $214.5 million for the purchase of transmission capacity, and approximately $5.3 million for other capital expenditures. Of these capital expenditures, $31.2 million were non-cash transactions during the year ended March 31, 2001. As of March 31, 2001, we had capital lease commitments totaling approximately $12.1 million payable in various years through 2007 and thereafter.

   In connection with the deployment of our ATM-enabled backbone, we estimate that we will make less than $125 million of capital expenditures during the year ending March 31, 2002. We expect that our capital expenditures will be approximately $150 million in the year ending March 31, 2003. These expenditures will include payments for the purchase of additional submarine cable capacity. We expect to use cash from operations together with the proceeds of the initial public offering and availability under the Senior Secured Credit Facility to fund these capital expenditures. The exact amount of future capital expenditures will depend on a number of factors, including availability under our Senior Secured Credit Facility, our ability to negotiate contracts to purchase transmission capacity at favorable prices and the demands of our multinational clients. If we have exhausted the net proceeds of the initial public offering and borrowings under the Senior Secured

Credit Facility are not available, we may be required to seek additional debt or equity financing. We cannot assure you that any financing will be available on commercially reasonable terms or at all, or that any additional debt financing would be permitted by the terms of our existing indebtedness.

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

   As of March 31, 2001, the Company had cash and cash equivalents of $137.6 million, short-term investments of $464.0 million, working capital of $546.8 million and total assets of $1.3 billion. Indebtedness under the Senior Secured Credit Facility totaled $90.0 million as of March 31, 2001 with additional borrowings available under this facility of $100.0 million. Building mortgage indebtedness as of March 31, 2001 totaled $24.0 million.

   Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

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

   We invoice substantially all sales of our services to our country representatives and sales channel partners in U.S. dollars. However, many of our country representatives derive their revenues and incur costs in currencies other than U.S. dollars. To the extent that the local currency used by the country representative fluctuates against the U.S. dollar, the obligations of the country representative may increase or decrease significantly and lead to foreign exchange losses or gains. We assume the exchange rate risk for our consolidated country representatives; however, our non-consolidated country representatives assume the exchange rate risk under our country representative structure.

   Our exposure to exchange rate fluctuations primarily arises from outsourcing services and assignment agreements with AUCS, which are denominated in euros as well as operating costs associated with such agreements. Approximately 30% of the company's revenues for the year ended March 31, 2001 were generated from the euro-denominated AUCS agreements. The revenues and the related costs result in a net euro exposure of the gross profit, which is equal to approximately 20% of revenues. The euro-denominated gross profit offset by other euro-denominated operating costs generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects the company to exchange rate risk on settlement of the receivables and payables. Euro-denominated cash, accounts receivable and accounts payable related to AUCS agreements were $33.3 million as of March 31, 2001.

   As of March 31, 2001 we were primarily exposed to the following currencies: the British pound, the Swiss franc, and the Euro. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $2.2 million as of that date.

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

   The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of March 31, 2001 are as follows:

                          Carrying
                           Amount                         Maturity
                          --------  ---------------------------------------------------------   Fair
                            2001      2002      2003     2004     2005     2006    Thereafter  Value
                          --------  --------  --------  -------  -------  -------  ---------- --------
                                                  (Dollars in thousands)
Investments
Cash equivalents........  $111,126  $    --   $    --   $   --   $   --   $   --    $   --    $111,126
Weighted average
 interest rate..........      4.97%      --        --       --       --       --        --         --
Short-term investments..  $464,035  $179,215  $156,510  $79,642  $ 9,404  $ 2,551   $36,713   $464,035
Weighted average
 interest rate..........      6.09%     5.97%     6.03%    6.26%    6.42%    7.07%     6.36%

Long-Term Debt
Secured bank notes......  $ 90,000  $  3,375  $  8,250  $32,000  $17,000  $29,375   $   --    $ 90,000
Average interest rate...      8.94%     8.94%     8.94%    8.94%    8.94%    8.94%     8.94%
Mortgage loan...........  $ 23,956  $  1,701  $  1,701  $ 1,701  $ 1,701  $ 1,701   $15,451   $ 23,956
Average interest rate...      7.50%     7.50%     7.50%    7.50%    7.50%    7.50%     7.50%

   The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of March 31, 2000 are as follows:

                          Carrying
                           Amount                      Maturity
                          --------  ----------------------------------------------------   Fair
                            2000     2001    2002     2003     2004    2005   Thereafter  Value
                          --------  ------  -------  -------  ------  ------  ---------- --------
                                               (Dollars in thousands)
Investments
Cash equivalents........  $603,621  $  --   $   --   $   --   $  --   $  --    $   --    $603,621
Weighted average
 interest rate..........      5.93%    --       --       --      --      --        --
Short-term investments..  $ 58,807  $  --   $24,476  $21,341  $9,788  $  --    $ 3,202   $ 58,807
Weighted average
 interest rate..........      6.48%    --      6.51%    6.49%   6.13%    --       7.28%

Long-Term Debt
Secured bank notes......  $ 49,625  $  500  $   500  $   500  $  500  $  500   $47,125   $ 49,625
Average interest rate...      8.66%   8.66%    8.66%    8.66%   8.66%   8.66%     8.66%
Mortgage loan...........  $ 25,515  $1,559  $ 1,701  $ 1,701  $1,701  $1,701   $17,152   $ 25,515
Average interest rate...      8.38%   8.38%    8.38%    8.38%   8.38%   8.38%     8.38%

   We have not historically used derivatives to hedge our interest rate risk. However, under the terms of our Senior Secured Credit Facility entered into on August 17, 1999, we are required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to fixed interest rates. We have entered into interest rate swap agreements to fix the interest rates and mitigate our interest rate risk.

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

Recently Adopted Accounting Standards

   During the fourth quarter of fiscal 2001, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. As applied to the Company's operations, SAB 101 requires certain installation fee revenues to be amortized over the life of the related services rather than be recognized immediately. Deferred revenues and costs are being amortized over the average expected customer contract life of 4 years. The Company retroactively adopted this accounting effective April 1, 2000, which resulted in an equal deferral of revenues and incremental and direct set-up costs of $22.4 million. There was no effect on net income. The pro forma effect of adopting SAB 101 on periods prior to April 1, 2000 was not material to the Company's consolidated financial position or results of operations.

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No.133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 will not have a significant impact on the Company's consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Quantitative and qualitative disclosures about market risk is set forth at "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7.

Item 8. Financial Statements and Supplementary Data

   Our Consolidated Financial Statements required pursuant to this item are set forth at the pages indicated at Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company

   The information required by this item concerning our directors, is incorporated by reference to the information set forth in our proxy statement (2001 Proxy Statement) for the 2001 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2001.

Item 11. Executive Compensation

   The information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in our 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in our 2001 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)(1) Consolidated Financial Statements:

                                                                          Page
                                                                         Number
                                                                         ------
Independent Auditors' Report............................................  F-1

Consolidated Balance Sheets as of March 31, 2000 and 2001...............  F-2

Consolidated Statements of Operations and Comprehensive Income (loss)
 for the Years Ended March 31, 1999, 2000 and 2001......................  F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
 March 31, 1999, 2000 and 2001..........................................  F-4

Consolidated Statements of Cash Flows for the Years Ended March 31,
 1999, 2000 and 2001....................................................  F-5

Notes to Consolidated Financial Statements..............................  F-7

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

   (b) Reports on Form 8-K:

   The Company filed no current reports on Form 8-K in the fourth quarter ended March 31, 2001.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Infonet Services Corporation
El Segundo, California:

   We have audited the accompanying consolidated balance sheets of Infonet Services Corporation and its subsidiaries (the "Company") as of March 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Los Angeles, California
June 11, 2001

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except per Share Amounts)

                                                               March 31,
                                                         ----------------------
                                                            2000        2001
                                                         ----------  ----------
                        ASSETS
                        ------

CURRENT ASSETS:
  Cash and cash equivalents............................  $  727,681  $  137,599
  Short-term investments...............................      58,807     464,035
  Accounts receivable, net of allowances of $8,364 and
   $13,855 as of March 31, 2000 and 2001,
   respectively........................................     138,762     177,420
  Deferred income taxes................................       6,011       6,792
  Prepaid expenses.....................................       9,308      14,335
  Other current assets.................................         177      10,048
                                                         ----------  ----------
   Total current assets................................     940,746     810,229
                                                         ----------  ----------
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net.......     226,562     464,172
GOODWILL AND OTHER INTANGIBLE ASSETS, Net..............       3,425       7,384
OTHER ASSETS...........................................      51,594      64,146
                                                         ----------  ----------
TOTAL ASSETS...........................................  $1,222,327  $1,345,931
                                                         ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term obligations.............  $    2,059  $    5,076
  Current portion of capital lease obligations.........       3,191       3,169
  Accounts payable.....................................      83,694      76,851
  Network communications...............................      50,717      92,301
  Accrued salaries and related benefits................      22,119      15,859
  Income taxes payable.................................       7,538      13,727
  Advance billings.....................................      22,168      26,799
  Deferred installation revenues.......................         --        9,861
  Other accrued expenses...............................      12,079      18,823
                                                         ----------  ----------
   Total current liabilities...........................     203,565     262,466
                                                         ----------  ----------
DEFERRED REVENUE AND COMPENSATION......................      29,714      37,215
CAPITAL LEASE OBLIGATIONS..............................      12,058       8,954
LONG-TERM OBLIGATIONS..................................      73,081     108,880
LONG-TERM BANDWIDTH OBLIGATIONS........................      27,393         --
MINORITY INTEREST......................................         465         663

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.01 par value per share:
   400,000 shares authorized; 370,160 and 364,160
   shares issued as of March 31, 2000 and 2001,
   respectively, and 167,403 and 161,403 shares
   outstanding as of March 31, 2000 and 2001,
   respectively; 202,757 shares held in treasury.......      67,167      66,078
  Class B common stock, $0.01 par value per share:
   600,000 shares authorized; 302,778 and 309,309
   shares issued and outstanding as of March 31, 2000
   and 2001, respectively..............................     959,870     985,889
  Treasury stock, at cost, 202,757 shares..............    (121,184)   (121,184)
  Notes receivable from issuance of common stock.......      (8,134)     (8,465)
  Retained earnings (accumulated deficit)..............     (19,741)      7,492
  Accumulated other comprehensive loss.................      (1,927)     (2,057)
                                                         ----------  ----------
   Total stockholders' equity..........................     876,051     927,753
                                                         ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $1,222,327  $1,345,931
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In Thousands, Except per Share Amounts)

                                                         Year Ended March 31,
                                                      -----------------------------
                                                        1999      2000       2001
                                                      --------  ---------  --------
REVENUES, Net.......................................  $302,997  $ 481,444  $661,945
                                                      --------  ---------  --------

EXPENSES:
  Country representative compensation...............    53,766    151,283   235,438
  Bandwidth and related costs.......................    52,700     90,457   125,438
  Network operations................................    55,041     72,230    79,503
  Selling, general and administrative...............   139,663    196,314   197,879
                                                      --------  ---------  --------
    Total expenses..................................   301,170    510,284   638,258
                                                      --------  ---------  --------
OPERATING INCOME (LOSS).............................     1,827    (28,840)   23,687
                                                      --------  ---------  --------

OTHER INCOME (EXPENSE):
  Interest income...................................     1,881     14,560    43,293
  Interest expense..................................      (689)    (7,162)  (11,892)
  Other, net........................................       382     (1,310)      914
                                                      --------  ---------  --------
    Total other income, net.........................     1,574      6,088    32,315
                                                      --------  ---------  --------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME
 TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM....     3,401    (22,752)   56,002
PROVISION (CREDIT) FOR INCOME TAXES.................      (180)     3,996    28,043
                                                      --------  ---------  --------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
 EXTRAORDINARY ITEM.................................     3,581    (26,748)   27,959
MINORITY INTEREST...................................       132        (43)      224
                                                      --------  ---------  --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.............     3,449    (26,705)   27,735
EXTRAORDINARY ITEM (Net of income taxes of $363)....       --         --        502
                                                      --------  ---------  --------

NET INCOME (LOSS)...................................     3,449    (26,705)   27,233
                                                      --------  ---------  --------

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments..........      (241)      (573)   (3,099)
  Unrealized gains (losses) on securities, net of
   tax..............................................        16        (36)    2,969
  Minimum pension liability adjustment, net of tax..      (138)       138       --
                                                      --------  ---------  --------
    Total other comprehensive loss, net.............      (363)      (471)     (130)
                                                      --------  ---------  --------

COMPREHENSIVE INCOME (LOSS).........................  $  3,086  $ (27,176) $ 27,103
                                                      ========  =========  ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE..  $   0.01  $   (0.06) $   0.06
                                                      ========  =========  ========

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING........................................   373,750    417,197   470,712
                                                      ========  =========  ========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING........................................   373,750    417,197   472,599
                                                      ========  =========  ========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1999, 2000 AND 2001
                                 (In Thousands)

                                                                       Notes
                                                                     Receivable    Retained    Accumulated
                             Common Stock        Treasury Stock         From       Earnings       Other
                          -------------------  -------------------  Issuance of  (Accumulated Comprehensive
                          Shares     Amount     Shares    Amount    Common Stock   Deficit)   Income (Loss)  Total
                          -------  ----------  --------  ---------  ------------ ------------ ------------- --------
BALANCE, APRIL 1, 1998..  576,507     191,893  (202,757)  (121,184)       --         4,515        (1,093)     74,131
 Net income.............      --          --        --         --         --         3,449           --        3,449
 Dividends paid.........      --          --        --         --         --          (500)          --         (500)
 Foreign currency
  translation
  adjustments...........      --          --        --         --         --           --           (241)       (241)
 Unrealized gains on
  securities............      --          --        --         --         --           --             16          16
 Minimum pension
  liability adjustments,
  net of tax of $92.....      --          --        --         --         --           --           (138)       (138)
                          -------  ----------  --------  ---------    -------      -------       -------    --------
BALANCE, MARCH 31,
 1999...................  576,507     191,893  (202,757)  (121,184)       --         7,464        (1,456)     76,717
 Net loss...............      --          --        --         --         --       (26,705)          --      (26,705)
 Public offering of
  common stock, net of
  issuance costs........   38,462     766,797       --         --         --           --            --      766,797
 Shares issued pursuant
  to outsourcing
  agreements, net of
  issuance costs........   47,840      39,501       --         --         --           --            --       39,501
 Exercise of stock
  options...............      565         475       --         --         --           --            --          475
 Exercise of stock
  purchase rights.......    9,564       7,998       --         --         --           --            --        7,998
 Stock-based
  compensation charge...      --       20,373       --         --         --           --            --       20,373
 Notes receivable from
  issuance of common
  stock.................      --          --        --         --      (8,134)         --            --       (8,134)
 Dividends paid.........      --          --        --         --         --          (500)          --         (500)
 Foreign currency
  translation
  adjustments...........      --          --        --         --         --           --           (573)       (573)
 Unrealized losses on
  securities............      --          --        --         --         --           --            (36)        (36)
 Minimum pension
  liability adjustments,
  net of tax of $92.....      --          --        --         --         --           --            138         138
                          -------  ----------  --------  ---------    -------      -------       -------    --------
BALANCE, MARCH 31,
 2000...................  672,938   1,027,037  (202,757)  (121,184)    (8,134)     (19,741)       (1,927)    876,051
 Net income.............      --          --        --         --         --        27,233           --       27,233
 Exercise of stock
  options...............      547         460       --         --         --           --            --          460
 Stock-based
  compensation charge...      --       16,400       --         --         --           --            --       16,400
 Conversion of SARs
  plan..................      --        7,775       --         --         --           --            --        7,775
 Repayment of notes
  receivable from
  Issuance of common
  stock.................      --          --        --         --          70          --            --           70
 Stock options
  rescinded.............     (108)        (84)      --         --         --           --            --          (84)
 Employee stock purchase
  plan..................       92         379       --         --         --           --            --          379
 Accrued interest on
  notes receivable......      --          --        --         --        (401)         --            --         (401)
 Foreign currency
  translation
  adjustments...........      --          --        --         --         --           --         (3,099)     (3,099)
 Unrealized gains on
  securities net of tax
  of $1,917.............      --          --        --         --         --           --          2,969       2,969
                          -------  ----------  --------  ---------    -------      -------       -------    --------
BALANCE, MARCH 31,
 2001...................  673,469  $1,051,967  (202,757) $(121,184)   $(8,465)     $ 7,492       $(2,057)   $927,753
                          =======  ==========  ========  =========    =======      =======       =======    ========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                    Year Ended March 31,
                                                ------------------------------
                                                  1999      2000       2001
                                                --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................ $  3,449  $ (26,705) $  27,233
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization..............   18,785     27,521     51,654
    Amortization of debt acquisition costs.....      --         551      1,645
    Loss on sale of subsidiary.................      --         --         480
    Extraordinary item.........................      --         --         502
    Stock based compensation charge............      --      33,377     11,112
    Loss (gain) on sale of property, equipment
     and communication lines...................     (283)      (194)        48
    Deferred income taxes......................   (7,539)    (5,910)     3,507
    Minority interest..........................      132        (43)       198
    Discount amortization on marketable
     securities................................      --         --      (1,731)
    Realized gain on marketable securities.....      --         --        (296)
  Changes in assets and liabilities, net of
   business sold:
    Accounts receivable, net...................  (10,974)   (81,500)   (40,403)
    Prepaid expenses...........................   (2,409)      (172)    (5,068)
    Other current assets.......................     (419)       298     (1,348)
    Accounts payable...........................    5,725     65,487     (4,224)
    Network communications.....................   (1,227)     9,500     11,248
    Accrued salaries and related benefits......      644      2,035      3,254
    Income taxes payable.......................    3,099     (2,786)     5,799
    Advance billings...........................    1,978      8,169      4,631
    Deferred installation costs................      --         --         977
    Other accrued expenses.....................     (731)     1,582      3,636
    Deferred income and compensation...........    3,609      7,417      2,340
    Purchases of trading securities............   (7,628)   (30,497)   (26,399)
    Proceeds from sale of trading securities...    5,957     19,447     23,732
    Other operating activities.................     (257)    (1,957)      (786)
                                                --------  ---------  ---------
      Net cash provided by operating
       activities..............................   11,911     25,620     71,741
                                                --------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and
   communication lines.........................  (27,033)  (100,141)  (256,842)
  Proceeds from sale of property, equipment and
   communication lines.........................      902         61         90
  Proceeds from sale of subsidiary, net of cash
   given.......................................      --         --         716
  Net acquisition cost of minority interest in
   subsidiary..................................      --         --     (11,682)
  Purchases of securities available-for-sale...  (11,115)   (60,769)  (803,906)
  Proceeds from sale of securities available-
   for-sale....................................    9,922      7,702    253,117
  Maturities of securities available-for-sale..   11,546      2,420    152,526
  Purchases of held-to-maturity securities.....   (4,435)    (3,420)       --
  Maturity of held-to-maturity securities......    2,205     10,281         14
  Other investing activities...................   (2,671)    (1,825)    (3,936)
                                                --------  ---------  ---------
      Net cash used in investing activities....  (20,679)  (145,691)  (669,903)
                                                --------  ---------  ---------

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                      Year Ended March 31,
                                                    --------------------------
                                                     1999     2000      2001
                                                    ------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term obligations.. 16,000   110,000   117,000
  Payments on long-term obligations................ (7,085)  (69,290)  (78,184)
  Payment of capital lease obligations............. (2,587)   (2,543)   (3,126)
  Payment on long term bandwidth obligations.......    --        --    (27,000)
  Net proceeds from issuance of common stock.......    --    806,814       754
  Repayment of notes receivable from issuance of
   common stock....................................    --        165        70
  Debt issuance cost...............................    --     (5,046)      --
  Dividends paid...................................   (500)     (487)      --
                                                    ------  --------  --------
      Net cash provided by financing activities....  5,828   839,613     9,514
                                                    ------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............    172      (542)   (1,434)
                                                    ------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................... (2,768)  719,000  (590,082)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....... 11,449     8,681   727,681
                                                    ------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR............. $8,681  $727,681  $137,599
                                                    ======  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes................................... $4,913  $ 12,794  $ 21,351
    Interest....................................... $  698  $  7,146  $ 11,481

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Acquisitions of equipment through capital
   leases.......................................... $7,443  $ 10,870  $    --
  Acquisitions of communication lines accrued but
   not paid........................................ $  --   $ 37,105  $ 29,554
  Acquisitions of equipment accrued but not paid... $  --   $    --   $  1,601

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

   During April 2000, the Company amended its 1998 Stock Appreciation Rights Plan ("SARs") resulting in a new measurement date. The Company consequently reduced the SAR's liability and credited stock-related compensation by approximately $5.3 million to reflect the stock price at the new measurement date. The amended SARs Plan provides that the SAR may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," the Company is accounting for the tandem awards as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." Consequently, the Company reclassified the approximately $7.7 million of remaining SARs liability to class B common stock.

   In connection with the adoption of Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" the Company recorded deferred installation fee revenues of $22.4 million as of April 1, 2000 and an equal amount of incremental and direct set up costs.

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 1999, 2000 AND 2001

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

   Initial Public Offering--In December 1999, the Company completed its initial public offering (the "Offering" or "IPO") of 51,282,300 shares of its Class B common stock at an offering price of $21.00 per share. Of these shares, 12,820,700 Class B shares were sold by six stockholders, and the Company sold 38,461,600 Class B shares. The 12,820,700 shares of Class B common stock sold consisted of 10,513,000 existing Class B shares and a conversion of 2,307,700 Class A shares to Class B shares. Net proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $766.8 million.

   Fiscal Year--The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week periods ended April 2, 1999, March 31, 2000 and March 30, 2001 as the years ended March 31, 1999, 2000 and 2001, respectively.

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

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As with any estimates, actual results could differ from those estimates.

   Cash and Cash Equivalents--The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

   Fair Value of Financial Instruments--The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The carrying amount of available-for-sale securities classified as short-term investments and trading securities classified as other assets reflects their fair value since these securities are marked to market. Long-term debt obligations approximate fair value because related interest rates approximate market rates. The fair value of the interest rate swaps (see Note 8) at March 31, 2000, and 2001 was approximately $9,000 and approximately ($894,000), respectively.

   Concentrations of Credit Risk--The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash equivalents, available-for-sale investments, and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   Revenue Recognition--The Company records revenues for network services; consulting, integration and provisioning services; applications services; and other communications services when the services are provided. Such services are provided under client contracts, which generally have a term of l to 3 years. Installation fee revenues are amortized over the average customer life. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenue when earned. An allowance for customer credits is accrued concurrently with the recognition of revenue.

   Depreciation and Amortization--The cost of property, equipment and communication lines, less applicable estimated residual values, is depreciated over their estimated useful lives, on the straight-line method, from the date the specific asset is complete, installed, and ready for normal use, as follows:

   Communication, computer and related
    equipment.......................... 3 to 5 years
   Communication lines................. Shorter of lease term or 15 years
   Buildings........................... 40 years
   Leasehold improvements.............. Shorter of lease term or useful lives
   Furniture and other equipment....... 5 to l0 years

   Investments in Securities--Short-term investments are classified as available-for-sale with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Cost and realized gains and losses from the sale of these investments are based on the specific identification method.

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

   Goodwill and Other Intangible Assets--Goodwill arising from the acquisition of businesses is amortized on a straight-line basis over a period of 20 years. Intangible assets include customer base and trademarks, which are amortized over 10 years on a straight-line basis and purchased technology, which is being amortized over 5 years on a straight line basis.

   Impairment of Long-Lived Assets--The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from possibly impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

   Advertising Costs--Advertising costs are expensed as incurred and totaled approximately $2.9 million, $5.0 million, and $5.7 million for the years ended March 31, 1999, 2000 and 2001, respectively.

   Income Taxes--Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to the amount expected to be realized. U.S. income taxes have not been provided for the undistributed

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES earnings of the Company's foreign subsidiaries, since such earnings are intended to be permanently reinvested in the operations of those subsidiaries. At March 31, 2001, the cumulative undistributed earnings of the Company's foreign subsidiaries was approximately $29,925,000 and unrecognized deferred taxes were not material.

   Foreign Currency Translation--For the Company's foreign operations, the balance sheet accounts are translated at the year-end exchange rate, and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings. Exchange gains and losses are not material in amount in any period.

   New Accounting Pronouncements--During the fourth quarter of fiscal 2001, the Company implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). As applied to the Company's operations, SAB 101 requires certain installation fee revenues to be amortized over the life of the related services rather than be recognized immediately. SAB 101 Topic 13.A.3, " Accounting for certain costs of revenues" refers to contract acquisition and origination costs and indicates that certain incremental and direct set-up costs may be deferred and accounted for by analogy to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", and FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." Consequently, the Company has limited deferrals of incremental and direct set-up costs which are related to the installation fee revenues to the lesser of the costs incurred or the revenue deferred. Deferred revenues and costs are being amortized over the average expected customer contract life of 4 years.

   As required by SAB 101, during the fourth quarter of fiscal 2001, the Company retroactively adopted this accounting effective April 1, 2000, which resulted in an equal deferral of revenues and incremental and direct set-up costs of $22.4 million. There was no effect on net income. The pro forma effect of adopting SAB 101 on periods prior to April 1, 2000 was not material to the Company's consolidated financial position or results of operations.

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No.133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No.133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, requires that all instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No.133 effective April 1, 2001. The adoption of SFAS No. 133 will not have a significant impact on the Company's consolidated financial position or result of operations.

   Reclassifications--Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

3. INVESTMENTS IN SECURITIES

   The following is a summary of the available-for-sale securities classified as current assets (in thousands).

                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
   As of March 31, 2000:
     U.S. government securities............................  $ 41,915  $ 41,899
     Corporate debt instruments............................    16,922    16,908
                                                             --------  --------
                                                             $ 58,837  $ 58,807
                                                             ========  ========

   As of March 31, 2001:
     U.S. government securities.............................. $237,517 $240,920
     Corporate debt instruments..............................  221,534  223,115
                                                              -------- --------
                                                              $459,051 $464,035
                                                              ======== ========

   The estimated fair value of available-for-sale securities by contractual maturity at March 31, 2001 is as follows (in thousands):

   Due within one year................................................ $179,215
   Due after one year through five years..............................  248,107
   Due after five years through ten years.............................    1,389
   Due after ten years................................................   35,324
                                                                       --------
                                                                       $464,035
                                                                       ========

   Proceeds from the sale and maturities of available-for-sale securities amounted to approximately $21.5 million, $10.1 million and $405.6 million for the years ended March 31, 1999, 2000 and 2001, respectively. Gross unrealized and realized gains and losses on available-for-sale securities were not material during fiscal 1999 or 2000. Gross unrealized gains on available for sale securities were approximately $4.9 million for the year ended March 31, 2001. Realized gains and losses for available-for-sale securities were approximately $700,000 and $404,000, respectively, during fiscal 2001.

   The following is a summary of the held-to-maturity securities classified as other assets (in thousands).

                                                              Amortized   Fair
                                                                Cost     Value
                                                              --------- --------
   As of March 31, 2000:
     Other debt securities..................................  $     24  $     24
                                                              --------  --------
                                                              $     24  $     24
                                                              ========  ========
   As of March 31, 2001:
     Other debt securities..................................  $     11  $     11
                                                              --------  --------
                                                              $     11  $     11
                                                              ========  ========

   Gross unrealized gains and losses on held-to-maturity securities were not material in each of the three years in the period ended March 31, 2001. At March 31, 2001, maturities on held-to-maturity debt securities are overnight.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   The net unrealized holding gains on trading securities amounted to approximately $96,000 and $589,000 for the years ended March 31, 1999 and 2000 respectively. The net unrealized holding losses on trading securities amounted to approximately $3.8 million for the year ended March 31, 2001.

4. INCOME TAXES

   The provision (credit) for income taxes is summarized as follows (in thousands):

                                                       Year Ended March 31,
                                                     --------------------------
                                                      1999      2000     2001
                                                     -------  --------  -------
   Current:
     Federal........................................ $ 3,729  $  3,934  $17,007
     State..........................................   1,078     1,310    3,861
     Foreign........................................   2,552     4,662    4,699
                                                     -------  --------  -------
                                                       7,359     9,906   25,567
                                                     -------  --------  -------
   Deferred:
     Federal........................................  (6,023)   (4,224)   1,995
     State..........................................  (1,516)     (794)     561
     Foreign........................................     --       (892)     (80)
                                                     -------  --------  -------
                                                      (7,539)   (5,910)   2,476
                                                     -------  --------  -------
                                                     $  (180) $  3,996  $28,043
                                                     =======  ========  =======

   The components of income (loss) before provision (credit) for income taxes, minority interest and extraordinary item are (in thousands):

                                                        Year Ended March 31,
                                                      --------------------------
                                                       1999      2000     2001
                                                      -------  --------  -------
   Domestic.......................................... $(4,537) $(32,475) $44,110
   Foreign...........................................   7,938     9,723   11,892
                                                      -------  --------  -------
                                                      $ 3,401  $(22,752) $56,002
                                                      =======  ========  =======

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   The following table reconciles the difference between the U.S. federal statutory tax rate and the rates used by the Company in the determination of net income (loss) (in thousands):

                                                     Year Ended March 31,
                                                    ------------------------
                                                     1999    2000     2001
                                                    ------  -------  -------
   Provision (credit) for income taxes, at 34% for
    1999 and 2000 and at 35% for 2001.............. $1,156  $(7,736) $19,601
   State taxes, net of federal effect..............   (289)     340    2,875
   Difference in U.S. federal and foreign tax
    rates, net.....................................    282      464      163
   Valuation allowance............................. (1,617)   3,923    1,335
   Non-deductible expense items....................    233    6,646    4,983
   Other...........................................     55      359     (914)
                                                    ------  -------  -------
                                                    $ (180) $ 3,996  $28,043
                                                    ======  =======  =======

   The principal components of deferred tax assets and (liabilities) are as follows (in thousands):

                                                     Year Ended March 31,
                                                   -------------------------
                                                     1999    2000     2001
                                                   -------- -------  -------
   Differences between book and tax basis of
    property...................................... $  6,155 $ 2,999  $(2,426)
   Compensation and benefit accruals..............    5,933  13,940   14,563
   Billings in excess of revenues.................    3,953   4,383    4,759
   Net operating loss carryforwards...............      --    3,923    5,269
   Other..........................................      389   1,018    1,147
                                                   -------- -------  -------
                                                     16,430  26,263   23,312
   Valuation allowance............................      --   (3,923)     --
                                                   -------- -------  -------
                                                   $ 16,430 $22,340  $23,312
                                                   ======== =======  =======

   Deferred tax assets for the years ending March 31, 2000 and 2001 include tax benefits resulting from the net operating loss carryforward ("NOL") of a subsidiary of the Company. In fiscal year 2000 the tax benefit was offset by a valuation allowance established because ownership of the subsidiary was below that needed for inclusion in a consolidated tax filing and, absent group income, realization of the tax asset was in doubt. In fiscal year 2001 the Company acquired additional ownership, enabling it to include the subsidiary in its consolidated tax filing and use the NOL over time against group taxable income. The valuation allowance was credited to the cost of the acquired subsidiary's stock.

   During the year ended March 31, 2001 the Company filed a request for determination with the Internal Revenue Service ("IRS') regarding the propriety of establishment of an intangible asset, for tax purposes only, arising in connection with the September 1999 transactions in which the Company obtained access to the customers of AUCS Communication Services N.V. A favorable determination from the IRS could result in establishment of a deferred tax asset that could be material. As there is no assurance that the IRS will determine in the Company's favor, no deferred tax asset (nor its consequent increase to stockholders' equity) has yet been recorded in the Company's financial statements.

   Though realization of the Company's deferred tax assets is not assured, management believes that it is more likely than not that all deferred tax assets at March 31, 2001 will be realized. If, however, estimates of future taxable income were to materially decline, the carrying value of those deferred tax assets could be reduced.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES

   Leases--Minimum fixed payments required for the next five years and thereafter under capital and operating leases in effect at March 31, 2001 are as follows (in thousands):

                                                              Operating Leases
                                                     Capital  -----------------
                                                     Leases    Real
                                                    Equipment Estate  Equipment
                                                    --------- ------- ---------
   2002............................................    3,946    3,849   3,731
   2003............................................    3,391    3,202   2,808
   2004............................................    2,592    2,960     395
   2005............................................    1,722    2,495     140
   2006............................................    1,722    1,265       3
   Thereafter......................................    1,292    4,082     --
                                                     -------  -------  ------
                                                      14,665  $17,853  $7,077
                                                              =======  ======
   Imputed interest................................   (2,542)
                                                     -------
   Present value of net minimum lease payments.....  $12,123
                                                     =======

   Rental expense under noncancelable operating leases for the use of real estate and equipment amounted to approximately $8,886,000, $13,006,000 and $8,415,000 in 1999, 2000 and 2001, respectively.

   Capital leases pertain to amounts due under leases for the use of furniture and communications and related equipment. The net book value of the related assets included in property, equipment and communication lines was approximately $14,562,000 and $12,895,000 at March 31, 2000 and 2001,
respectively.

   The Company leases certain communication lines and related bandwidth for its backbone network under short-term arrangements which are cancelable by either party.

   At March 31, 2001, the Company is also committed under contracts which resulted from the acquisition of bandwidth for periods of up to fifteen years. Total future payments required under these contracts will total $68.1 million in fiscal year 2002.

   Commitments--Included in other assets is $2.0 million of cash pledged to collateralize a loan made by a third party to a former officer of the Company.

   Contingencies--During 2001, the Company acquired bandwidth for approximately $9.0 million from a network service provider, which, subsequent to March 31, 2001 filed voluntary petitions for chapter 11 protection with the United States Bankruptcy Court and made analogous filings in the United Kingdom. Information available to the Company currently indicates that it is more likely than not that the network service provider will continue to perform under the original terms of the agreement. As such, the Company is of the opinion that the carrying value of the related asset is not impaired. The Company will continue to monitor the situation and will record an impairment charge whenever events or changes in circumstances indicate that the carrying value of the asset is no longer recoverable.

   Litigation--During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company's financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

6. PROPERTY, EQUIPMENT AND COMMUNICATION LINES

   Property, equipment and communication lines recorded at cost consist of the following (in thousands):

                                                                  March 31,
                                                              -----------------
                                                                2000     2001
                                                              -------- --------
   Communication, computer and related equipment............. $160,461 $225,987
   Communication lines.......................................  112,786  326,733
   Land, buildings and leasehold improvements................   48,041   50,804
   Furniture and other equipment.............................   17,347   16,714
                                                              -------- --------
                                                               338,635  620,238
   Less accumulated depreciation and amortization............  112,073  156,066
                                                              -------- --------
   Net property, equipment and communication lines........... $226,562 $464,172
                                                              ======== ========

7. OTHER ASSETS

   Other assets consist of the following (in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 2000    2001
                                                                ------- -------
   SERP minimum pension liability (see Note 10)................ $ 1,924 $ 1,911
   SERP assets (see Note 10)...................................      24      11
   IDIP assets (see Note 12)...................................  21,217  19,595
   Deferred income taxes.......................................  16,329  16,520
   Unamortized debt issuance costs.............................   4,495   2,850
   Deferred installation costs.................................     --   13,089
   Unconsolidated investments in affiliates....................   1,088   3,988
   Employees loan receivable and interest......................     --    2,421
   Other.......................................................   6,517   3,761
                                                                ------- -------
                                                                $51,594 $64,146
                                                                ======= =======

   On December 8, 2000, the Company loaned, on a collateralized and interest-bearing basis, an aggregate of $2.4 million to several current and former employees who are not corporate officers of the Company (the "Notes"). The Notes are payable on demand. Interest is based on 3-month LIBOR plus .75% (7.35% at March 31, 2001) as determined at the as defined Rate Determination Date. Interest is due and payable in arrears on July 1, 2001 and on each six month anniversary thereafter until the Notes are paid in full.

8. LONG-TERM OBLIGATIONS

   On August 17, 1999, the Company entered into a credit agreement with a syndicate of lenders which provided credit facilities to the Company in an aggregate amount of $250.0 million (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility consists of two term loan borrowing facilities, in the amount of $100.0 million (the "Delayed Draw Term Loan") and $50.0 million (the "Tranche B Term Loan"), respectively, and a revolving credit borrowing facility in the amount of $100.0 million (the "Revolving Credit Facility").

   The Tranche B Term Loan bears interest, at the Company's option, at the Base Rate, as defined below, plus 1.75% or the eurodollar rate plus 2.75%, and matures in 28 consecutive unequal quarterly installments,

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES which commenced on September 30, 1999. The Delayed Draw Term Loan was accessible until August 20, 2000, bears interest at the Company's option at the Base Rate, as defined below, plus 1.50% or the eurodollar rate plus 2.50% (8.94% at March 31, 2001), and matures in 20 consecutive unequal quarterly installments commencing on September 30, 2001. The Revolving Credit Facility bears interest, at the Company's option, at the Base Rate, as defined below, plus .50% to 1.50% or the eurodollar rate plus 1.50% to 2.50% which margins vary based on the Company's leverage ratio and matures on August 17, 2005. These margins were .50% for Base Rate Loans and 1.50% for eurodollar rate loans at March 31, 2001. The Base Rate is defined as the greatest of the Prime Rate, the Base CD Rate plus 1.00% and the Federal Funds Effective Rate plus .50% in effect on a given day. The Company is required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to either a fixed interest rate or interest rate protection for a period acceptable to the administrative agent.

   The loans under the Senior Secured Credit Facility are secured by substantially all of the domestic tangible assets and all intangible assets of the Company and its domestic subsidiaries, excluding certain specific assets identified in the credit agreement. The Senior Secured Credit Facility contains certain affirmative and negative covenants which include restrictions on certain transactions of the Company. The Company was in compliance with all such covenants at March 31, 2001. The Senior Secured Credit Facility also provides for letters of credit to be available to the Company. Furthermore, the credit agreement requires the Company to pay commitment fees of between .50% and 1.00% per year, calculated quarterly, on the average daily amount of available credit, dependent on the amount of the aggregate principal amounts outstanding under the Senior Secured Credit Facility. These commitment fees are payable quarterly in arrears.

   Outstanding indebtedness under the Tranche B Term Loan totaled approximately $49.6 million at March 31, 2000 and was repaid in April 2000. Borrowings of $10.0 million were made against the Delayed Draw Term Loan during the year ended March 31, 2000 and were repaid incident to receipt of proceeds over a predetermined amount from the IPO. Maximum borrowings available under the Senior Secured Credit Facility were reduced as a result of the repayment of borrowings against the Tranche B Term loan and the Delayed Draw Term Loan and totaled $190.0 million at March 31, 2001. At March 31, 2001 the Company had $90.0 million outstanding under the Delayed Draw Term Loan.

   On March 28, 2000, the Company entered into a mortgage agreement with a bank to provide financing for the purchase of the Company's headquarters facility. The mortgage provided financing of approximately $25.5 million over a 15-year period at the bank's eurodollar rate plus 1.75% or at the bank's reference rate less .50% (7.50% at March 31, 2001) at the Company's option. The mortgage is secured by the subject property. At March 31, 2001 the Company had $23.9 million outstanding under the mortgage agreement.

   Maturities of long-term debt for the next five years are as follows (in thousands):

     Fiscal Year:
       2002........................................................... $  5,076
       2003...........................................................    9,951
       2004...........................................................   33,701
       2005...........................................................   18,701
       2006...........................................................   31,076
       Thereafter.....................................................   15,451
                                                                       --------
     Total............................................................  113,956
     Less current portion.............................................   (5,076)
                                                                       --------
                                                                       $108,880
                                                                       ========

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   During fiscal years 2000 and 2001, the Company entered into interest rate swaps, for an aggregate notional amount of $74.0 million, as required under the terms of the Senior Secured Credit Facility and to minimize financing costs associated with indebtedness. The following table sets forth the notional amount, weighted average pay rate, weighted average receive rate, weighted average maturity, range of maturities and the fair value of the interest rate swaps (dollars in thousands):

                                   Weighted   Weighted   Weighted
                          Notional average    average     average   Range of  Fair
                           amount  pay rate receive rate maturity  maturities value
                          -------- -------- ------------ --------- ---------- -----
Swaps hedging the Senior
 Secured
 Credit Facility........  $50,000    6.81%      6.44%    1.5 years 1-2 years  $(582)
Swap hedging mortgage
 indebtedness...........  $24,000    7.59%      7.50%     14 years  14 years  $(312)

9. LONG-TERM BANDWIDTH OBLIGATIONS

   During the year ended March 31, 2000, the Company entered into agreements for long-term rights of use of capacity in various cable systems. The remaining installment payment under one of these agreements of approximately $27.4 million was paid during fiscal year 2001.

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

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years ended December 31, 1999 and 2000, and a statement of the funded status as of the plans' year ends of December 31, 1999 and 2000 which are included in the Company's 2000 and 2001 financial statements, respectively. (dollars in thousands):

                                                                  Other
                                                Pension       Postretirement
                                               Benefits          Benefits
                                            ----------------  ---------------
                                             2000     2001     2000    2001
                                            -------  -------  ------- -------
Change in benefit obligation
Benefit obligation at beginning of year.... $24,817   17,515  $  555      535
Service cost...............................   1,160      957     --         5
Interest cost..............................   1,338    1,306      36       61
Plan participants' contributions...........     643      789     --       --
Actuarial gain.............................  (4,213)    (202)    (28)     (16)
Benefits paid..............................    (479)    (646)    (28)     (42)
Amendment..................................     --       --      --       539
Settlements................................  (5,751)    (380)    --       --
                                            -------  -------  ------  -------
Benefits obligation at end of year.........  17,515   19,339     535    1,082
                                            -------  -------  ------  -------
Change in plan assets
Fair value of plan assets at beginning of
 year......................................  14,118   17,360     --       --
Actual return on plan assets...............   3,078     (213)    --       --
Plan participants' contributions...........     643      789     --     3,669
Benefits paid..............................    (479)    (645)    --    (3,669)
                                            -------  -------  ------  -------
Fair value of plan assets at end of year...  17,360   17,291     --       --
                                            -------  -------  ------  -------
Funded status..............................    (155)  (2,048)   (535)  (1,082)
Unrecognized net actuarial gain............  (3,989)  (2,138)   (809)    (772)
Unrecognized prior service cost............   2,558    2,087     961    1,425
                                            -------  -------  ------  -------
Net amount recognized...................... $(1,586) $(2,099) $ (383) $  (429)
                                            =======  =======  ======  =======
Amounts recognized in the consolidated
 balance sheets consist of:
Prepaid benefit cost....................... $   483  $   --   $  --   $   --
Accrued benefit liability..................  (3,993)  (4,012)   (535)  (1,082)
Intangible asset...........................   1,924    1,913     152      653
                                            -------  -------  ------  -------
Net amount recognized...................... $(1,586) $(2,099) $ (383) $  (429)
                                            =======  =======  ======  =======
Weighted-average assumptions as of
 year-end:
Discount rate..............................    7.75%    7.50%   7.75%    7.50%
Expected return on plan assets.............    9.00%    9.00%    N/A      N/A
Rate of compensation increase..............    4.43%    5.43%    N/A      N/A

   The rate of compensation increase shown is for the qualified pension plan. For the nonqualified pension plan, compensation is assumed to increase at a 4% annual rate.

   For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2001. The rate was assumed to decrease gradually to 5% for 2004 and remain at that level thereafter.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   Net periodic benefit cost for pension plans include the following components (in thousands):

                                                                        Other
                                                                    Postretirement
                                            Pension Benefits           Benefits
                                         -------------------------  ----------------
                                          1999     2000     2001    1999  2000  2001
                                         -------  -------  -------  ----  ----  ----
   Service cost........................  $ 1,007  $ 1,160  $   956  $--   $--   $  5
   Interest cost.......................    1,398    1,338    1,306    40    36    61
   Expected return on plan assets......   (1,108)  (1,267)  (1,573)  --    --    --
   Amortization of prior service cost..      478      478      470    64    64    75
   Recognized actuarial (gain) loss....      103      185     (267)  (54)  (55)  (53)
                                         -------  -------  -------  ----  ----  ----
   Net periodic benefit cost...........  $ 1,878  $ 1,894  $   892  $ 50  $ 45  $ 88
                                         =======  =======  =======  ====  ====  ====

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $10,077, $7,251, and $0, respectively as of March 31, 1999, $3,053, $1,441, and $0, respectively as of March 31, 2000 and $2,287,
$1,890, and $0, respectively, as of March 31, 2001 (all figures are in thousands).

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                      1% Increase 1% Decrease
                                                      ----------- -----------
   Effect on total service and interest cost
    components.......................................     $ 6        $ (6)
   Effect on postretirement benefit obligation.......     $67        $(68)

   At March 31, 2000 and 2001, the Company earmarked a total of approximately $24,000 and approximately $11,000, respectively, and placed this amount in a rabbi trust to satisfy future SERP liabilities. These assets are accounted for as "held-to-maturity" and included in other assets in the accompanying consolidated financial statements. During the year ended March 31, 2000, proceeds from the securities in the rabbi trust were used to satisfy the SERP settlements for designated officers. During the year ended March 31, 2000, the Company's SERP incurred a settlement of approximately $7.8 million of the vested benefit obligation due to a transfer of assets by plan participants from the SERP into the IDIP. The Company recorded a settlement loss of approximately $2.3 million as a result of this settlement.

   Employees outside the United States are generally enrolled in pension plans in the country of domicile. These plans are not considered to be significant individually or in the aggregate to the Company's financial statements. The pension liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

11. STOCKHOLDERS' EQUITY

   On September 30, 1999, the Company entered into agreements with three of its stockholders (the "Stockholders") and affiliates of the Stockholders which, among other things, gave the Company access to additional multinational corporate clients of the Stockholders. In exchange for the right to market the Company's services to clients of the Stockholders and $40.0 million in cash, the Company issued 47.84 million shares of Class B common stock to the Stockholders. The shares issued were recorded at $40.0 million, which represents the cash received by the Company. Staff Accounting Bulletin 48, "Transfer of Nonmonetary Assets by Promoters or Shareholders," requires that transfers of nonmonetary assets to a company by stockholders in

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES exchange for stock prior to or at the time of the Company's IPO be recorded at the transferor's historical cost basis. Accordingly, the right to market the Company's services to the customers of the Stockholders was valued at the Stockholders' basis of $0.

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

12. STOCK INCENTIVE AND DEFERRED COMPENSATION PLANS

   During 1999, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), the 1998 Stock Appreciation Rights Plan (the "SARs Plan"), the 1998 Stock Option Plan (the "1998 Option Plan") and the 1999 Stock Option Plan (the "1999 Option Plan"). The Company has elected to account for stock-based compensation resulting from stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," encourages a fair value-based method of accounting for stock-based compensation resulting from stock options issued to employees. As permitted by SFAS No. 123, the Company adopted its disclosure-only requirements.

   Under the 1998 Option Plan, the Company was authorized to issue options to purchase up to 8.97 million shares of its Class C common stock. Options issued under the 1998 plan vest ratably over a four or five year period beginning one year from the date of the grant. All options must be exercised within ten years from the date of original grant. The 1998 Option Plan was a book value plan whereby participants were granted options to purchase shares of the Company's stock at book value at the date of grant, as calculated in accordance with the 1998 Option Plan. The 1998 Option Plan provided that book value is determined using a formula based on a multiple of the Company's consolidated revenue. The 1998 Option Plan also provided that the Company had a call right to repurchase the shares from stockholders under the 1998 Option Plan who leave the Company's employ, or on or after March 15, 2003, provided that the stock was not publicly traded. The stockholders under the 1998 Option Plan also had a right to put shares purchased under the 1998 Option Plan to the Company, which then had to repurchase the shares at their book value as of that date, provided that the stock was not publicly traded. The 1998 Option Plan was converted to a market value plan, and the Class C common stock was converted to Class B common stock on December 16, 1999, the date of the Company's Offering. In accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" and Emerging Issues Task Force Issue No. 88-6, "Book Value Stock Plans in an Initial Public Offering" the Company recorded a charge to compensation expense of $0, approximately $20.4 million and approximately $13.4 million in fiscal years 1999, 2000 and 2001, respectively. The remaining unrecognized compensation expense of approximately $37.1 million will be amortized ratably over the remaining vesting period at a rate of approximately $3.4 million per quarter through December 31, 2003.

   Under the Purchase Plan, the Company was authorized to issue up to 17.94 million shares of its Class C common stock to 35 participants designated by the Committee which administers the Purchase Plan. The Purchase Plan was a book value plan whereby participants could purchase shares of the Company's stock at

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES book value at the date of grant, as calculated in accordance with the Purchase Plan. The Purchase Plan provided that book value is determined using a formula based on a multiple of the Company's consolidated revenue. The Purchase Plan also provided that the Company had a call right to repurchase the shares from stockholders under the Purchase Plan who left the Company's employ, or on or after March 15, 2003, provided that the stock was not publicly traded. The stockholders under the Purchase Plan also had a right to put shares purchased under the Purchase Plan to the Company, which then had to repurchase the shares at their book value as of that date, provided that the stock was not publicly traded. During 1999, the Company granted purchase rights with respect to approximately 9.62 million shares at $0.84 per share. Also during 1999, approximately 9.56 million of the approximately 9.62 million rights granted under the Purchase Plan were exercised by employees and the remaining rights expired unexercised. Of the total shares issued, approximately 9.52 million shares were purchased with full recourse notes in the amount of approximately $7,956,000, by the employees to the Company, and approximately 48,000 shares issued were purchased with cash. The approximately 9.56 million shares of Class C common stock issued pursuant to the exercise of purchase rights were converted into an equal number of shares of Class B common stock on December 16, 1999, the date of the Company's IPO, in accordance with the provisions of the Purchase Plan.

   Pursuant to the Company's SARs Plan, the maximum number of SARs that could be offered was approximately 1.50 million and the termination date was October 20, 2004 or earlier if certain conditions of the SARs Plan had been fully met. During 1999, the Company amended the SARs Plan by eliminating the limit on the maximum number of SARs that could be offered and the termination date of October 20, 2004. Prior to the Company's IPO on December 16, 1999, the SARs were indexed to the Company's Class C common stock. Subsequent to the Company's IPO, these SARs are indexed to the Company's Class B common stock in accordance with the provisions of the SARs Plan. The SARs vest at 25% per year over four years with the first quartile vesting on January 1, 2001. During the years ended March 31, 1999 and 2000, the Company granted approximately 1.21 million SARs and approximately 561,000 SARs, respectively, at a base price of $0.84 per share. As of March 31, 2000, approximately 77,000 SARs of the total of approximately 1.77 million SARs granted were forfeited. In accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," and Financial Accounting Standard Board Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation" the Company recorded a charge to compensation expense of $0 and approximately $13.0 million in fiscal years 1999 and 2000, respectively. On April 25, 2000 the Company amended the SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that the SAR may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No.28 "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," the Company is accounting for the tandem award as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." The amendment to the SARs plan created a new measurement date. The Company credited stock-related compensation by approximately $5.3 million to reflect the stock price at the new measurement date. The remaining unrecognized compensation expense of approximately $8.5 million at the date of the amendment will be amortized ratably over the remaining vesting period at a rate of approximately $770,000 per quarter through December 31, 2003.

   Under the 1999 Option Plan, the Company is authorized to issue up to a maximum of approximately 10.6 million shares of its Class B common stock to executives and other employees and directors of, and consultants to, the Company and its affiliates. Options issued under this plan generally vest ratably over periods from three to five years and expire on November 22, 2009 or earlier if certain conditions of the 1999 Option Plan have been fully met.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   On April 18, 2000 the Company's board of directors adopted the 2000 Omnibus Stock Plan (the "Omnibus Plan"), which authorizes the Company to grant or issue options, restricted stock and performance awards, dividend equivalents, deferred stock and stock payments up to a total of 6,000,000 shares (which number has received board approval to be increased to 10,000,000 shares, subject to stockholder approval). Options issued under the Omnibus Plan vest as determined by the Company's Compensation Committee at the time of grant and typically must be exercised within 10 years from the date of grant.

   The Company's board of directors also adopted on April 18, 2000 the 2000 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares which may be issued under the Employee Stock Purchase Plan is 2,000,000.

   The following summarizes stock option activity (shares in thousands):

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                                Shares   Price
                                                                ------  --------
   Outstanding at March 31, 1999...............................    --    $  --
   Granted..................................................... 14,173    16.89
   Exercised...................................................   (566)    0.84
   Cancelled...................................................   (215)    0.84
                                                                ------   ------
   Outstanding at March 31, 2000............................... 13,392   $17.82
   Granted..................................................... 11,828     7.03
   Exercised...................................................   (547)     .84
   Cancelled...................................................   (588)    6.40
   Rescinded...................................................    108      .84
                                                                ------   ------
   Outstanding at March 31, 2001............................... 24,193   $13.13
                                                                ======   ======

   The following summarizes stock options outstanding and exercisable as of March 31, 2001 (shares in thousands):

                                        Options Outstanding                      Options Exercisable
                         --------------------------------------------------- ----------------------------
                           Number       Weighted average    Weighted average   Number    Weighted average
Range of Exercise Price  outstanding Remaining life (years)  exercise price  exercisable  exercise price
-----------------------  ----------- ---------------------  ---------------- ----------- ----------------
     $0.84                  3,834             6.4                $ 0.84           756         $ 0.84
  $5.15-6.00                7,238             9.7                $ 5.77           --             --
 $13.50-17.81               2,656             9.2                $13.75            55         $13.75
 $21.00-$25.20             10,465             8.7                $22.58         2,141         $22.58
 -------------             ------             ---                ------         -----         ------
 $0.84-$25.20              24,193             8.7                $13.13         2,952         $16.85
 =============             ======             ===                ======         =====         ======

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   The Company used the Black-Scholes option pricing model to determine the fair value of grants made in fiscal 2000 and 2001. The following assumptions were applied in determining the pro forma compensation costs:

                                                                  Year Ended
                                                                 December 31,
                                                                 --------------
                                                                  2000    2001
                                                                 ------  ------
   Weighted average risk-free rate of return, annual............   5.88%   5.77%
   Expected option life, in years...............................    6.0     4.1
   Expected volatility..........................................     50%     85%
   Expected dividend yield......................................    --      --
   Fair value of options:
     Granted at market price.................................... $ 7.53  $ 4.81
     Granted at prices exceeding market......................... $11.93  $ 8.45
     Granted at prices less than market......................... $  --   $12.88

   The following table represents pro forma net income (loss) and pro forma earnings (loss) per share had the Company elected to account for stock-based compensation in the fiscal year ended March 31, 2000 and 2001 in accordance with SFAS No. 123 (in thousands, except per share amounts).

                                                                 March 31,
                                                              -----------------
                                                                2000     2001
                                                              --------  -------
   Net income (loss):
     As reported............................................. $(26,705) $27,233
     Pro forma............................................... $(32,117) $ 3,549
   Earnings (loss) per share:
     As reported............................................. $  (0.06) $  0.06
     Pro forma............................................... $  (0.08) $  0.01

   During December 2000, the Company and two of its officers rescinded the exercise of approximately 108,000 incentive stock options exercised by those officers earlier in the year. In connection with the rescission, the Company recorded a charge to earnings of approximately $6,000 which represented the excess of the sum of (i) the cash refund of the exercise price to the officers and (ii) the intrinsic value of the options issued at the date of the rescission over the fair value of the shares exchanged by the officers.

   The Company has a nonqualified deferred income plan (the "IDIP") for employees earning over a prescribed amount. Participants may defer receipt of compensation, which is held by the Company in trust and is invested in accordance with the participants' directions. As of March 31, 1999, 2000 and 2001 the trust assets held by the Company aggregated approximately $9.8 million, $21.2 million and $19.6 million respectively; the vested portion of trust assets aggregated approximately $8.5 million, $21.2 million and $19.6 million respectively. These assets are accounted for as trading securities and included in other assets in the accompanying financial statements.

   In 1995, the Company created an agreement with the participants of the Infonet Phantom Stock Option Plan (the "Phantom Stock Plan") whereby the participants could elect either a cash or deferral option for the vested value of grants under the Phantom Stock Plan at the end of 1994, effectively terminating the Phantom Stock Plan. Participants who elected the deferral option were eligible to receive additional amounts through 1999, based on the Company's achieving revenue and profit goals and the individuals' continued employment. The related expense in 1999 was $830,000. Participants had an option to have their annual vested portion contributed to their individual account as part of the IDIP.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

13. RELATED-PARTY TRANSACTIONS

   Related parties consist of non-consolidated country representative organizations in which the Company holds less than a fifty percent ownership interest, country representative organizations owned directly or indirectly by the Company's stockholders, and the Company's stockholders and affiliates of the Company's stockholders.

   Related party transactions for the years ended March 31 comprise the following (in thousands):

                                                       1999     2000     2001
                                                      ------- -------- --------
   Revenues, net..................................... $88,278 $194,740 $294,696
   Country representative compensation...............  40,031  131,234  218,942
   Bandwidth and related costs.......................   9,002   17,543   17,990
   Selling, general and administrative...............   9,181   10,608   14,097

   Approximately $70.2 million of unamortized cost for bandwidth capacity acquisitions from related parties will be expensed in future periods in accordance with the Company's accounting policies. Accumulated amortization as of March 31, 2001 is approximately $6 million.

   Related party balances as of March 31 comprise the following (in thousands):

                                                                 2000    2001
                                                                ------- -------
   Accounts receivable......................................... $60,214 $51,205
   Accounts payable............................................  58,986  50,579
   Network communications......................................  23,584  15,363

   As part of the agreements entered into with related parties of the Company on September 30, 1999 (see Note 11), the Company also entered into a three-year management agreement (the "Management Agreement") with a related party. Under the terms of the Management Agreement, the Company earns a management fee equal to 1.5% of the consolidated revenues of the related party up to a defined aggregate maximum, over the term of the agreement. During 2001, the Company recognized management fee revenue of $3.7 million related to this agreement. Also under the terms of the Management Agreement, the Company may earn an incentive payment, based on defined financial performance criteria (the "Performance Criteria"), subject to certain limits. However, if the Performance Criteria are not achieved, the Company will not receive the incentive payment. The Company also entered into an agreement which gives the Company a call option until September 2002, to purchase any and all of the tangible assets of the related party at fair value, not to exceed $130 million.

14. ACQUISITIONS AND DIVESTITURES

   In June 2000, the Company sold its interest in Infonet Software Solutions Inc. for $1.5 million in cash, resulting in a loss of $480,000.

   In August 2000, the Company paid $12 million in cash to acquire the remaining 51 percent in its subsidiary Networks Telephony Corporation ("NTC"). This acquisition increased the Company's ownership in NTC to 100 percent. The excess of the purchase price of the stock over the fair value of the additional interest obtained in NTC's tangible net assets was $7.8 million and was allocated to purchased technology. Had the acquisition occured as of April 1, 1999 pro forma consolidated revenues, net income (loss) and net income (loss) per share would not have been materially different than the amounts reported for any period.

   In September 1999, the Company committed to a plan to dispose of its subsidiary, ESG Communications Inc. ("ESG"). ESG was formed as a wholly owned subsidiary of the Company in March 1998 to sell

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES telecommunications services over international bypass routes. Since formation, ESG had established seven routes. However, substantially increased competition and other market factors decreased the prices which ESG could charge its customers to less than half of those anticipated by the Company at the time of formation of ESG. These decreased prices and less than anticipated volumes resulted in current and forecasted negative cash flows from the operation of each of ESG's routes. Management's plans to dispose of ESG called for the sale or abandonment of those routes. All of ESG's routes were shut down and abandoned as of March 31, 2000.

   In connection with its decision to dispose of ESG, the Company recorded a total charge of $4.0 million. This charge was comprised of $3.6 million related to the impairment of communication equipment, of which approximately $1.2 million related to routes abandoned before September 30, 1999, and $400,000 related to remaining payments, after operations ceased, under communication line leases which had no alternative use to the Company. All such lease payments were made in cash before September 2000. The $3.6 million impairment charge and the $400,000 charge for lease payments are included in network operations, and bandwidth and related costs, respectively, in the accompanying consolidated statement of operations for the year ended March 31, 2000. The impairment charge was determined to be equal to the carrying value of the equipment, as the discounted estimated future cash flows from each of the routes were negative. The proceeds from the sale of the equipment were not material. Revenues and losses from operations of ESG were $270,000 and $1.4 million, respectively, for the year ended March 31, 1999, and $1.7 million and $7.2 million, respectively, for the year ended March 31, 2000.

15. EXTRAORDINARY ITEM

   In April 2000, the Company recorded an extraordinary item totaling $502,000, net of tax of $363,000 as a result of the write-off of unamortized debt issuance costs associated with the repayment of $49.6 million of the Company's outstanding debt in April 2000.

16. EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average of number of shares outstanding during each year. Diluted earnings (loss) per common share is computed based on the weighted average share plus the dilutive effect of potential common stock.

   At March 31, 1999 and 2000, the only forms of potential common stock were purchase rights and stock options, respectively. At March 31, 2001, the only forms of potential common stock were purchase rights and stock options. The inclusion of potential common stock as of March 31, 1999 and 2000 had an anti-dilutive effect on earnings per share. As of March 31, 2001, the dilutive effect of the purchase rights and stock options resulted in diluted weighted average number of common shares of 472.6 million shares. Options to purchase approximately 17.8 million shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

17. SEGMENT INFORMATION

   The Company conducts business in two operating segments: country representatives or Direct Sales Channels ("Direct") and Alternate Sales Channels ("Alternate"). Both of these segments generate revenues by providing customers with a complete global networking solution.

   The Company has organized its operating segments around differences in distribution channels used to deliver its services to customers. These segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

   The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. The Company's management evaluates performance based on operating

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES contribution, where segment revenues are reduced by those costs that are allocable to the segments. Costs relating to operating the Company's core network, and non-allocable general, administrative, marketing and overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network, nor their associated depreciation expense are allocated to the segments.

   The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

   Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                                  Year Ended March 31,
                                             --------------------------------
                                               1999       2000        2001
                                             --------  ----------  ----------
Reportable segments:
Revenues from external customers:
  Direct.................................... $273,150  $  357,494  $  405,201
  Alternate.................................   29,847     123,950     256,744
                                             --------  ----------  ----------
    Totals.................................. $302,997  $  481,444  $  661,945
                                             ========  ==========  ==========
Operating contribution:
  Direct.................................... $ 97,350  $  115,928  $  156,664
  Alternate.................................   16,975      43,086      96,662
                                             --------  ----------  ----------
    Totals.................................. $114,325  $  159,014  $  253,326
                                             ========  ==========  ==========
Depreciation and amortization:
  Direct ................................... $  5,163  $    6,760  $    7,886
  Alternate.................................       36           8          15
                                             --------  ----------  ----------
    Totals.................................. $  5,199  $    6,768  $    7,901
                                             ========  ==========  ==========

                                                       March 31,
                                             --------------------------------
                                               1999       2000        2001
                                             --------  ----------  ----------
Total assets:
  Direct.................................... $ 63,459  $   85,363  $   91,946
  Alternate.................................    8,683      63,804     100,525
                                             --------  ----------  ----------
    Totals.................................. $ 72,142  $  149,167  $  192,471
                                             ========  ==========  ==========

                                                  Year Ended March 31,
                                             --------------------------------
                                               1999       2000        2001
                                             --------  ----------  ----------
Reconciliation:
Operating contribution from reportable
 segments................................... $114,325  $  159,014  $  253,326
Core network, overhead and other non-
 allocable costs............................ (110,924)   (181,766)   (197,324)
                                             --------  ----------  ----------
Income (loss) before income taxes and
 minority interest.......................... $  3,401  $  (22,752) $   56,002
                                             ========  ==========  ==========

                                                       March 31,
                                             --------------------------------
                                               1999       2000        2001
                                             --------  ----------  ----------
Total assets of reportable segments......... $ 72,142  $  149,167  $  192,471
Core network, corporate and other non-
 allocable assets...........................  110,121   1,073,160   1,153,460
                                             --------  ----------  ----------
Total assets................................ $182,263  $1,222,327  $1,345,931
                                             ========  ==========  ==========

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                                                       Year Ended March 31,
                                                    --------------------------
                                                      1999     2000     2001
                                                    -------- -------- --------
Geographic Information:
Revenues from external customers based upon the
 country in which invoices are produced are as
 follows:
  United States.................................... $103,190 $126,358 $134,774
  Netherlands......................................   34,944   61,497  105,191
  United Kingdom...................................   19,682   53,885   80,088
  Sweden...........................................   13,859   39,743   63,657
  Germany..........................................   23,438   30,962   45,559
  Switzerland......................................   12,071   29,133   40,992
  France...........................................   13,183   27,148   39,180
  Other............................................   82,630  112,718  152,504
                                                    -------- -------- --------
                                                    $302,997 $481,444 $661,945
                                                    ======== ======== ========

                                                            March 31,
                                                    --------------------------
                                                      1999     2000     2001
                                                    -------- -------- --------
Long-lived assets:
  United States.................................... $ 44,529 $218,545 $456,107
  United Kingdom...................................    2,862    3,172    2,919
  Other............................................    5,015    4,845    5,146
                                                    -------- -------- --------
                                                    $ 52,406 $226,562 $464,172
                                                    ======== ======== ========

                                                       Year Ended March 31,
                                                    --------------------------
                                                      1999     2000     2001
                                                    -------- -------- --------
Services Information:
Revenues from external customers:
  Network services................................. $144,642 $217,006 $283,248
  Consulting, integration and provisioning
   services........................................   78,777  116,534  179,932
  Applications services............................   20,068   15,286   10,540
  Other communications services....................   59,510  132,618  188,225
                                                    -------- -------- --------
                                                    $302,997 $481,444 $661,945
                                                    ======== ======== ========

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized in the City of El Segundo, State of California, on the 25th day of June, 2001.

                                          INFONET SERVICES CORPORATION

                                                  /s/  Jose A. Collazo
                                          By: _________________________________
                                                      Jose A. Collazo
                                               President and Chairman of the
                                                     Board of Directors

   Pursuant to the requirements of the Exchange Act, this Report has been signed by the following persons on June 25, 2001, in the capacities indicated:.

             Signature                           Title
             ---------                           -----


      /s/ Jose A. Collazo            President and Chairman of
____________________________________  the Board of Directors
          Jose A. Collazo


      /s/ Akbar H. Firdosy           Chief Financial Officer
____________________________________  (Principal Financial and
          Akbar H. Firdosy            Accounting Officer)


         /s/ Makoto Arai             Director
____________________________________
            Makoto Arai


      /s/ Douglas Campbell           Director
____________________________________
          Douglas Campbell


       /s/ Eric M. DeJong            Director
____________________________________
           Eric M. DeJong


       /s/ Morgan Ekberg             Director
____________________________________
           Morgan Ekberg


     /s/ Timothy P. Hartman          Director
____________________________________
         Timothy P. Hartman


        /s/ Heinz Karrer             Director
____________________________________
            Heinz Karrer


    /s/ Matthew J. O'Rourke          Director
____________________________________
        Matthew J. O'Rourke


      /s/ Rafael Sagrario            Director
____________________________________
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

 10.3     1999 Stock Option Plan #

 10.4     Infonet Deferred Income Plan #

 10.5     1998 Stock Appreciation Rights Plan #

 10.6     Supplemental Executive Retirement Plan #

 10.7 Senior Secured Credit Agreement, dated as of August 17, 1999#, as amended by Amendment No. 1 filed as Exhibit 10.1 with the Company's
          Form 10-Q for the period ended June 30, 2000 and Amendment No. 2 filed as Exhibit 10.7(a) with the Company's Form 10-Q for the period ended September 30, 2000

 10.8     Employment Agreement of Jose A. Collazo #

 10.10    Standard Infonet Services Agreement #

 10.11    Capacity Right of Use Agreement with FLAG Limited dated as of June
          25, 1999 #

 10.12    AUCS Services Agreement, dated as of September 30, 1999 #

 10.13    AUCS Call Option Deed, dated as of September 30, 1999 #

 10.14 AUCS Management Agreement, dated as of September 30, 1999 #, as amended by the Deed of Amendment attached hereto

 10.15    AUCS Assignment Agreement, dated as of September 30, 1999 #

 10.16    Lease for Grand Avenue Corporate Center at 2160 Grand Avenue, El
          Segundo, California #

 10.17    Employment Agreement of Mr. Akbar Firdosy #

 10.18    Infonet Services Corporation 2000 Omnibus Stock Plan*

 10.18(a) Amendment to the Infonet Services Corporation 2000 Omnibus Stock
          Plan, filed with the Company's Form 10-Q for the period ended
          December 31, 2001

 10.19    Infonet Services Corporation 2000 Employee Stock Purchase Plan*

 10.20    Employment Agreement of Paul A. Galleberg, filed with the Company's
          Form 10-Q for the period ended December 31, 2001

 10.21    Consulting Agreement of Ernest U. Gambaro, filed with the Company's
          Form 10-Q for the period ended December 31, 2001

 10.22    Secured Demand Promissory Note between Michael J. Timmins and Janice
          Timmins JTWROS, a trust, and Infonet Services Corporation

 10.23    Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda
          L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and
          Infonet Services Corporation

 21.1     Consolidated Subsidiaries as of March 31, 2001

 23.1     Consent of Deloitte & Touche LLP

 Number Description
 ------ -----------
 99.1   Schedule II--Valuation and Qualifying Accounts

--------
# Incorporated by reference to the corresponding exhibit number from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 15, 1999.

* Incorporated by reference to Appendices A and B, respectively, of Infonet Services Corporation's definitive proxy statement filed with the Commission on July 27, 2000.