Form 10-Q
period 2001-06-30
INFONET SERVICES CORP
filed 2001-08-10
CIK 1096512

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________


                        Commission file number 333-88799

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

                                  ----------

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of August 7, 2001, the registrant had the following number of shares outstanding:


Class A common stock:  161,403,358
Class B common stock:  309,664,689

================================================================================

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (In Thousands, Except per Share Amounts)

                                                              March 31,         June 30,
                                                                2001              2001
                                                           -------------    --------------
                                                                              (Unaudited)
                        ASSETS
                        ------
CURRENT ASSETS:
 Cash and cash equivalents                                 $     137,599    $      177,088
 Short-term investments                                          464,035           387,526
 Accounts receivable, net                                        177,420           164,245
 Deferred income taxes                                             6,792             6,418
 Prepaid expenses                                                 14,335            16,932
 Other current assets                                             10,048            10,460
                                                           -------------    --------------
     Total current assets                                        810,229           762,669
                                                           -------------    --------------
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net                 464,172           470,630
INTANGIBLE AND OTHER ASSETS, Net                                  71,530            75,839
                                                           -------------    --------------
TOTAL ASSETS                                               $   1,345,931    $    1,309,138
                                                           =============    ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term obligations                  $       5,076    $        6,201
 Current portion of capital lease obligations                      3,169             3,111
 Accounts payable                                                 76,851            84,331
 Network communications                                           92,301            44,730
 Accrued salaries and related benefits                            15,859            12,452
 Income taxes payable                                             13,727            11,590
 Advance billings                                                 26,799            26,992
 Deferred installation revenues                                    9,861             9,917
 Other accrued expenses                                           18,823            19,849
                                                           -------------    --------------
     Total current liabilities                                   262,466           219,173
                                                           -------------    --------------
DEFERRED INCOME AND COMPENSATION                                  37,215            39,809
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                    8,954             8,245
LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                      108,880           107,330
MINORITY INTEREST                                                    663             1,041
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Class A common stock, $0.01 par value per share:
  400,000 shares authorized, 364,160 shares issued
  as of March 31, 2001 and June 30, 2001,
  respectively, and 161,403 shares outstanding
  as of March 31, 2001 and June 30, 2001,
  respectively; 202,757 shares held in treasury                   66,078            66,078
 Class B common stock, $0.01 par value per share:
  600,000 shares authorized, 309,309 and 309,604 shares
  issued and outstanding as of March 31, 2001 and
  June 30, 2001, respectively                                    985,889           991,029
 Treasury stock, at cost, 202,757 shares                        (121,184)         (121,184)
 Notes receivable from issuance of common stock                   (8,465)           (8,509)
 Retained earnings                                                 7,492            10,022
 Accumulated other comprehensive loss                             (2,057)           (3,896)
                                                           -------------    --------------
    Total stockholders' equity                                   927,753           933,540
                                                           -------------    --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   1,345,931    $    1,309,138
                                                           =============    ==============

         See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   (In Thousands, Except per Share Amounts)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                            June 30,
                                                                   -------------------------
                                                                      2000           2001
                                                                   ----------     ----------
REVENUES, Net                                                      $  154,165     $  171,854
                                                                   ----------     ----------
EXPENSES:
  Country representative compensation                                  53,706         61,439
  Bandwidth and related costs                                          31,485         29,460
  Network operations                                                   16,256         25,623
  Selling, general and administrative                                  47,482         55,215
                                                                   ----------     ----------
       Total expenses                                                 148,929        171,737
                                                                   ----------     ----------
OPERATING INCOME                                                        5,236            117
                                                                   ----------     ----------
OTHER INCOME (EXPENSE):
  Interest income                                                      12,730          8,404
  Interest expense                                                     (2,489)        (2,990)
  Other, net                                                            1,357           (288)
                                                                   ----------     ----------
     Total other income, net                                           11,598          5,126
                                                                   ----------     ----------

INCOME BEFORE PROVISION FOR INCOME
 TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM                       16,834          5,243
PROVISION FOR INCOME TAXES                                              8,561          2,390
                                                                   ----------     ----------
INCOME BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM                                                    8,273          2,853
MINORITY INTEREST                                                          70            323
                                                                   ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEM                                        8,203          2,530
EXTRAORDINARY ITEM, NET OF INCOME TAXES OF $363                           502             --
                                                                   ----------     ----------
NET INCOME                                                              7,701          2,530

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments, net of tax                 (1,342)          (811)
  Unrealized losses on securities, net of tax                             (80)          (640)
  Cumulative effect of accounting change, net of tax                       --           (544)
  Unrealized gains on derivative instruments, net of tax                   --            156
                                                                   ----------     ----------
    Total other comprehensive loss, net                                (1,422)        (1,839)
                                                                   ----------     ----------
COMPREHENSIVE INCOME                                               $    6,279     $      691
                                                                   ==========     ==========
BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                                                 $     0.02     $     0.01
                                                                   ==========     ==========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                  470,231        470,762
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                  470,789        472,207

         See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                              June 30,
                                                                                       ----------------------
                                                                                          2000        2001
                                                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $    7,701  $    2,530
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                          8,527      17,527
     Amortization of debt acquisition costs                                                    --         182
     Loss on sale of subsidiary                                                               480          --
     Extraordinary item                                                                       502          --
     Stock based compensation (credit) charge                                              (1,389)      4,200
     Loss (gain) on sale of property, equipment and communication lines                        38          (3)
     Discount amortization on marketable securities                                            --        (563)
     Realized gains on marketable securities                                                   --        (363)
     Deferred income taxes                                                                  2,759         786
     Minority interest                                                                         70         323
  Changes in assets and liabilities, net of businesses acquired/sold:
     Accounts receivable, net                                                             (26,495)     12,567
     Prepaid expenses                                                                        (778)     (2,319)
     Other current assets                                                                      (9)       (716)
     Accounts payable                                                                      16,611       8,833
     Network communications                                                               (34,327)      2,832
     Accrued salaries and related benefits                                                 (1,460)     (3,347)
     Income taxes payable                                                                   4,599      (2,219)
     Advance billings                                                                       1,455         193
     Deferred installation revenues                                                            --          56
     Other accrued expenses                                                                 2,513         304
     Deferred income and compensation                                                       1,281       1,108
     Purchases of trading securities                                                       (3,325)     (4,561)
     Proceeds from sales of trading securities                                              2,230       4,386
     Other operating activities                                                               235          --
                                                                                       ----------  ----------
       Net cash provided by (used in) operating activities                                (18,782)     41,736
                                                                                       ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and communication lines                                (17,434)    (75,389)
  Proceeds from sale of property, equipment and communication lines                            90         102
  Proceeds from sale of subsidiary                                                            716          --
  Purchases of securities available-for-sale                                             (287,764)    (61,543)
  Proceeds from sales of securities available-for-sale                                     44,685      77,730
  Maturity of securities available-for-sale                                                    --      60,608
  Acquisition of business, net of cash acquired                                                --         204
  Other investing activities                                                                 (120)     (3,243)
                                                                                       ----------  ----------
       Net cash used in investing activities                                             (259,827)     (1,531)
                                                                                       ----------  ----------

                                             (Table continued on following page)

                INFONET SERVICES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                (In Thousands)
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                        June 30,
                                                                                -----------------------
                                                                                   2000         2001
                                                                                ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term obligations                                    27,000           --
 Payments of long-term obligations                                                 (49,908)        (425)
 Payments of capital lease obligations                                                (659)        (767)
 Payments of long-term bandwidth obligations                                       (27,000)          --
 Net proceeds from issuance of common stock                                             55          939
 Repayments of notes receivable from issuance of common stock                           29           55
                                                                                ----------    ---------
  Net cash used in financing activities                                            (50,483)        (198)
                                                                                ----------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (456)        (518)
                                                                                ----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (329,548)      39,489
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     727,681      137,599
                                                                                ----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  398,133    $ 177,088
                                                                                ==========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Income taxes                                                                   $      970    $   3,483
 Interest                                                                       $    2,460    $   3,153
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisitions of communication lines accrued but not yet paid                   $    8,723    $   8,245

  During April 2000, the Company amended its 1998 Stock Appreciation Rights Plan ("SARs") resulting in a new measurement date. The Company consequently reduced the SARs liability and credited stock-related compensation by approximately
$5.3 million to reflect the stock price at the new measurement date. The amended SARs Plan provides that the SAR may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No.28 "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans" and Financial Accounting Standards Board Interpretation No.44 "Accounting for Certain Transactions Involving Stock Compensation," the Company is accounting for the tandem awards as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No.25 "Accounting for Stock Issued to Employees." Consequently, the Company reclassified the approximately $7.7 million of remaining SARs liability to class B common stock.

         See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation

  In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2001. Certain items have been reclassed to conform to current period presentation. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

  The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 30, 2001 as the year ended March 31, 2001, and the 13-week periods ended June 30, 2000 and June 29, 2001 as the three months ended June 30, 2000 and 2001, respectively.


Note 2.  Accounting Change - Derivative Financial Instruments

  Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income ("OCI"), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

  Under the terms of the Senior Secured Credit Facility, the Company is required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to fixed interest rates. The Company has entered into interest swap agreements to fix the interest rates and mitigate interest rate risk. The Company designated the swaps as cash flow hedges.

  In connection with the mortgage agreement related to the purchase of the Company's headquarters facility, the Company entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. The Company designated the swap as a cash flow hedge.

  Under SFAS No. 133, the effective portion of changes in the fair value of cash flow hedges is recorded in OCI and is subsequently reclassified to earnings as each hedged interest payment affects earnings. The adoption of SFAS No. 133 on April 1, 2001 resulted in a cumulative pre-tax reduction to OCI of approximately $894,000 (approximately $544,000, net of tax) attributable to losses on cash flow hedges. For the three months ended June 30, 2001, the change in fair market value of derivative instruments resulted in a pre-tax increase to OCI of approximately $255,000 (approximately $156,000, net of tax). No amounts were reclassified to earnings resulting from the ineffectiveness or discontinuance of cash flow hedges. As of June 30, 2001, the amount to be reclassified from OCI into earnings during the next twelve months is expected to be immaterial. The actual amounts that will be reclassified into earnings will vary as a result of changes in market conditions.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)



Note 3.  New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have any effect on its financial position and result of operations.

  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which becomes effective for the Company beginning fiscal year 2003. This statement changes the method of accounting for goodwill to a test for impairment and requires among other things, the discontinuance of goodwill amortization. The Company is currently assessing the impact of the adoption of this statement on its financial position and result of operations.


Note 4.  Consolidated Balance Sheet Components

  Certain balance sheet components are as follows  (in thousands):

                                                          March 31,   June  30,
                                                            2001        2001
                                                          --------    --------
Property, equipment and communication lines:
  Communication, computer and related equipment.........  $225,987    $237,093
  Communication lines...................................   326,733     337,247
  Land, buildings and leasehold improvements............    50,804      50,762
  Furniture and other equipment.........................    16,714      17,433
                                                          --------    --------
                                                           620,238     642,535
  Less accumulated depreciation and amortization........   156,066     171,905
                                                          --------    --------
  Total.................................................  $464,172    $470,630
                                                          ========    ========
Intangible and other assets, net:
  SERP minimum pension liability........................  $  1,911    $  1,911
  SERP assets...........................................        11          11
  IDIP assets...........................................    19,595      21,256
  Deferred income taxes.................................    16,520      16,520
  Unamortized debt acquisition costs....................     2,850       2,668
  Unconsolidated investments in affiliates..............     3,988       4,046
  Deferred installation costs...........................    13,089      13,042
  Intangible assets, net................................     7,384       7,026
  Employees loan receivable and interest................     2,421       1,919
  Other.................................................     3,761       7,440
                                                          --------    --------
  Total.................................................  $ 71,530    $ 75,839
                                                          ========    ========

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


Note 5.  Earnings Per Share

  Basic earnings per common share is computed by dividing net income by the weighted average of number of shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average share plus the dilutive effect of potential common stock.

  At June 30, 2000 the only type of potential common stock was stock options. At June 30, 2001 the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock as of June 30, 2000 and 2001 had no effect on the reported diluted earnings per share. Consequently, reported basic and diluted earnings per share are the same amount for the three month periods ended June 30, 2000 and 2001, respectively. Options to purchase approximately 17.5 million shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.


Note 6.  Income Taxes

  The provision for income taxes for the three months ended June 30, 2000 and three months ended June 30, 2001 is higher than normal due to an inability to deduct incentive stock option charges and, with respect to the period ended June 30, 2000 only, the provision of a valuation allowance against deferred tax assets.

     The provision for income taxes is summarized as follows (in thousands).



                                      Three Months Ended   Three Months Ended
                                         June 30, 2000,       June 30, 2001,
                                      ------------------   ------------------
Income before provision for income
  taxes, minority interest and
  extraordinary item.................    $  16,834            $   5,243
                                         ---------            ---------
Provision for income taxes at 35%....    $   5,892            $   1,835
Incentive stock option charges.......        1,034                  672
Valuation allowance..................        1,028                   --
Other, net...........................          607                 (117)
                                         ---------            ---------
Reported provision for income taxes..    $   8,561            $   2,390
                                         =========            =========

   During the year ended March 31, 2001, the Company filed a request for determination from the Internal Revenue Service ("IRS") regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with the September 1999 transaction in which the Company obtained access to the customers of AUCS Communication Services N.V. A favorable determination from the IRS could result in establishment of a deferred tax asset that could be material. As there is no assurance that the IRS will determine in the Company's favor, no deferred tax asset (nor its consequent increase to stockholders' equity) has been recorded in the Company's financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

Note 7.  Segment Information

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

  The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

  Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                       Three Months Ended   Three Months Ended
                                          June  30, 2000      June  30, 2001
                                       ------------------   ------------------
Reportable segments:
-------------------
Revenues:
   Direct.............................     $  100,068           $   99,246
   Alternate..........................         54,097               72,608
                                           ----------           ----------
     Totals...........................     $  154,165           $  171,854
                                           ==========           ==========
Operating contribution:
   Direct.............................     $   38,231           $   41,918
   Alternate..........................         19,334               23,493
                                           ----------           ----------
     Totals...........................     $   57,565           $   65,411
                                           ==========           ==========

                                                     As of June  30,
                                               -----------------------------
                                                  2000               2001
                                               ----------         ----------
Total assets:
   Direct.............................         $   93,366         $   95,614
   Alternate..........................             72,652             81,658
                                               ----------         ----------
     Totals...........................         $  166,018         $  177,272
                                               ==========         ==========

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                                     Three Months Ended    Three Months Ended
                                       June  30, 2000        June  30, 2001
                                     ------------------    ------------------
Reconciliations:
---------------
Operating contribution from
  reportable segments...............    $   57,565            $   65,411

Core network, overhead and other
  non-allocable costs...............       (40,731)              (60,168)
                                        ----------            ----------
Income before provision for
  income  taxes, minority
  interest, and extraordinary item..    $   16,834            $    5,243
                                        ==========            ==========


                                                           As of June 30,
                                                      -----------------------
                                                         2000         2001
                                                      ----------   ----------
Total assets of reportable segments.................  $  166,018   $  177,272
Core network, corporate and other non-allocable
  assets............................................   1,007,379    1,131,866
                                                      ----------   ----------
    Total assets....................................  $1,173,397   $1,309,138
                                                      ==========   ==========

Note 8.  Contingencies

   During 2001, the Company acquired bandwidth for approximately $9.0 million from a network service provider, which, subsequent to March 31, 2001 filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court and made analogous filings in the United Kingdom. Information available to the Company currently indicates that it is more likely than not that the network services will continue to be provided under the original terms of the agreements. The Company is of the opinion that the carrying value of the related asset is not impaired. The Company will continue to monitor the situation and will record an impairment charge if events or changes in circumstances indicate that the carrying value of the asset is no longer recoverable.

Note 9.  Stock Options

   During April 2001, the Company modified stock options held by certain executives to provide for acceleration of vesting upon death or disability. Additionally, the modifications allow for the stock options to continue to be exercisable for their original term upon death or disability or upon certain separation events, as defined. The occurrence of any of these events will cause the Company to recognize additional compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the following Management's Discussion and Analysis, the revenues and expenses described as resulting from outsourcing services refer to the Outsourcing Agreement with three of our stockholders, AUCS, and its distributors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

     You should read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

     Certain reclassifications have been made to the prior year to conform to the current year presentation.

Results of Operations

     The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying management's discussion and analysis for the three month periods ended June 30, 2000 and 2001 (dollars in thousands).

Revenues by Service


                                                                        Three Months Ended June 30,
                                                             ---------------------------------------------
                                                                    2000                       2001
                                                             -------------------       -------------------
Network Services......................................       $ 65,530         43%      $ 77,659         45%
Consulting, Integration and Provisioning Services.....         40,695         26%        47,655         28%
Applications Services.................................          3,539          2%         1,953          1%
Other Communications Services.........................         44,401         29%        44,587         26%
                                                             --------                  --------
Total revenues........................................       $154,165        100%      $171,854        100%
                                                             ========                  ========

Revenues by Distribution Channel


                                                                        Three Months Ended June 30,
                                                                          2000               2001
                                                                        --------           -------
Country representatives:
  Number of representatives..........................................         55                55
  Number of clients..................................................      1,445             1,503
  Country representatives revenues...................................   $100,068           $99,246
  Percent of total revenues..........................................         65%               58%
Alternate sales channels:
  Number of sales channel partners...................................         21                27
  Number of sales channel partners' clients..........................      1,013             1,014
  Alternate sales channel revenues...................................   $ 54,097           $72,608
  Percent of total revenues..........................................         35%               42%

Revenues by Region

                                                                     Three Months Ended June 30,
                                                            ---------------------------------------------
                                                                    2000                      2001
                                                            -------------------       -------------------
Americas..............................................      $ 36,499         24%      $ 39,746         23%
Europe, Middle East and Africa (EMEA).................       105,283         68%       115,906         68%
Asia Pacific..........................................        12,383          8%        16,202          9%
                                                            --------                  --------
Total revenues........................................      $154,165        100%      $171,854        100%
                                                            ========                  ========

 Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenues by Service--Revenues increased $17.7 million, or 11%, from $154.2 million in the three months ended June 30, 2000 to $171.9 million in the three months ended June 30, 2001. Excluding revenues resulting from a significant outsourcing agreement, revenues increased $11.3 million, or 10%, over the prior period from $113.0 million to $124.4 million. Outsourcing revenues increased $6.4 million, or 15%, from $41.1 million in the three months ended June 30, 2000 to $47.5 million in the three months ended June 30, 2001. The overall increase in revenues was due to increases of $12.1 million, or 19%, in Network Services and $7.0 million, or 17%, in Consulting, Integration and Provisioning Services. The majority of the Network Services growth came from increased sales of intranet and remote access services. Other Communications Services and Consulting, Integration and Provisioning Services increases included approximately $4 million and $2 million, respectively, in revenues from outsourcing services. Excluding revenues from outsourcing services, Consulting, Integration and Provisioning Services, comprised primarily of our Global Connect services, increased $4.3 million, or 14%, from $31.4 million to $35.7 million over the period. Excluding revenues from outsourcing services, Other Communications Services declined $3.5 million, or 28%, from $12.5 million to $9.0 million. This decrease is largely due to an expected decline in our mature messaging product line and our X.25 transport services, as our clients are migrating to more advanced messaging applications and non-X.25 based transport services.

     Revenues by Distribution Channel--Country representatives revenues decreased $822,000, from $100.1 million in the three months ended June 30, 2000 to $99.2 million in the three months ended June 30, 2001. Excluding outsourcing services, revenues from country representatives increased $893,000 from $93.8 million to $94.7 million over the year. While the number of our country representatives remained at 55 over the period, revenue increases were derived through the growth of existing country representatives. The number of our country representative clients increased 4%, from 1,445 clients as of June 30, 2000 to 1,503 clients as of June 30, 2001. Alternate sales channel revenues grew $18.5 million, or 34%, from $54.1 million to $72.6 million over the period. Approximately $8 million of the increase resulted from outsourcing services. The balance of the increase is primarily attributed to growth through existing sales channel partners. In total, our alternate sales channel partners' clients remained essentially flat, from 1,013 clients as of June 30, 2000 to 1,014 clients as of June 30, 2001.

     Revenues by Region--The majority of our growth in revenues, billed on a regional basis, was in the EMEA region, which increased $10.6 million, or 10%, from $105.3 million in the three months ended June 30, 2000 to $115.9 million in the three months ended June 30, 2001. Approximately $6 million of this revenue growth was in Europe resulting from outsourcing services. The balance of the increase is due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in Asia Pacific increased by $3.8 million, or 31%, from $12.4 million in the three months ended June 30, 2000 to $16.2 million in the three months ended June 30, 2001, due to increased sales efforts in a growing market. Revenues billed in the Americas grew $3.2 million, or 9%, from $36.5 million to $39.7 million over the period.

     Country Representative Compensation increased $7.7 million, or 14%, from $53.7 million in the three months ended June 30, 2000 to $61.4 million in the three months ended June 30, 2001. Approximately $6 million of this increase is related to outsourcing services revenues. The balance of this expense grew in line with the related revenue.

     Bandwidth and Related Costs decreased $2.0 million, or 6%, from $31.5 million in the three months ended June 30, 2000 to $29.5 million in the three months ended June 30, 2001. Lease expense, the largest component of bandwidth and related costs, decreased $6.5 million, or 25%, from $26.3 million in the three months ended June 30, 2000 to $19.7 million in the three months ended June 30, 2001. Amortization of purchased capacity increased $5.1 million, from $2.2 million to $7.3 million over the period. Both the decrease in lease expense and the increase in amortization were a result of owning a larger portion of our bandwidth capacity in the backbone of our network.

     Network Operations increased $9.4 million, or 58%, from $16.3 million in the three months ended June 30, 2000 to $25.6 million in the three months ended June 30, 2001. Stock-related compensation charges increased $1.8 million, from a $1.1 million credit in the three months ended June 30, 2000 to $672,000 in the three months ended June 30, 2001. A one-time stock-related compensation credit in the prior period resulted from an amendment to one of the Company's stock-based compensation plans. Depreciation expense related to network equipment increased $2.6 million, or 63%, from $4.2 million in the three months ended June 30, 2000 to $6.8 million in the three months ended June 30, 2001. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

     Selling, General and Administrative increased $7.7 million, or 16%, from $47.5 million in the three months ended June 30, 2000 to $55.2 million in the three months ended June 30, 2001. Stock-related compensation charges increased $3.8 million, from a $252,000 credit in the three months ended June 30, 2000 to $3.5 million in the three months ended June 30, 2001. A one-time stock-related compensation credit in the prior period resulted from an amendment to one of the Company's stock-based compensation plans. Our sales support expenses for multinational activities increased $4.0 million from $16.7 million in the three months ended June 30, 2000 to $20.8 million in the three months ended June 30, 2001 which was directly related to revenue growth. Sales and Marketing personnel-related expenses increased $3.0 million from $16.8 million in the three months ended June 30, 2000 to $19.8 million in the three months ended June 30, 2001 due to increased sales and marketing efforts to increase our revenues. Advertising expense decreased $1.0 million from $2.4 million in the three months ended June 30, 2000 to $1.4 million in the three months ended June 30, 2001. Administrative expenses, excluding stock-related compensation expense, decreased by $641,000 from $6.8 million in the three months ended June 30, 2000 to $6.2 million in the three months ended June 30, 2001.

     Operating Income decreased by $5.1 million, from $5.2 million in the three months ended June 30, 2000 to $117,000 in the three months ended June 30, 2001 due to the factors described above.

     Other Income (Expense) decreased $6.5 million, from $11.6 million in the three months ended June 30, 2000 to $5.1 million in the three months ended June 30, 2001. This decrease reflects lower interest income of $4.3 million, from $12.7 million to $8.4 million, due to lower interest rates and lower cash balances as funds were used for capital expenditures during fiscal year 2001. The increased interest expense of $501,000 from $2.5 million to $3.0 million over the period, resulted from additional borrowings under the Senior Secured Credit Facility.

     Provision for Income Taxes decreased from $8.6 million in the three months ended June 30, 2000 to $2.4 million in the three months ended June 30, 2001 because of decreased income and a lower effective tax rate. The lower effective tax rate for the three months ended June 30, 2001 is due to the inability in the prior period to record tax benefit resulting from certain subsidiary losses.

     Extraordinary Item, Net of Tax for the three months ended June 30, 2000 represents the write-off of unamortized debt issuance costs associated with the $49.6 million of long-term debt which was repaid prior to its due date according to the debt agreement.

     Net Income decreased from $7.7 million in the three months ended June 30, 2000 to $2.5 million in the three months ended June 30, 2001 due to the factors described above.


Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended June 30, 2001 was $41.7 million compared to net cash used in operating activities of $18.8 million during the three months ended June 30, 2000. This fluctuation was primarily a result of changes in accounts receivable and network communications payable which combined provided cash of $15.4 million in the current period compared to a combined use of cash of $60.8 million in the prior period. Additionally, depreciation and amortization increased by $9.0 million due to the expansion of our World Network and newly introduced ATM capability. These changes were partially offset by a decrease in the growth of accounts payable of $7.8 million and a decrease in net income of $5.2 million. Net cash used in investing activities for the three months ended June 30, 2001 was $1.5 million compared to $259.8 million during the three months ended June 30, 2000. This decrease was primarily due to purchases of securities available-for-sale during the prior year and an increase in purchases of property, equipment and communication lines of $58.0 million. Cash used in financing activities for the three months ended June 30, 2001 was $198,000 compared to $50.5 million for the three months ended June 30, 2000. This decrease was the result of payments of long-term obligations of $49.9 million during the three months ended June 30, 2000.

     As of June 30, 2001, the company had cash and cash equivalents of $177.1 million, short-term investments of $387.5 million, working capital of $543.5 million and total assets of $1.3 billion. Indebtedness under the Senior Secured Credit Facility totaled $90.0 million as of June 30, 2001 with additional borrowings available under this facility of $100.0 million. Building mortgage indebtedness as of June 30, 2001 totaled $23.5 million.

     Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

Foreign Exchange Risk

     We invoice substantially all sales of our services to our country representatives and sales channel partners, except outsourcing services and assignment agreements with AUCS, in U.S. dollars. However, many of our country representatives derive their revenues and incur costs in currencies other than U.S. dollars. To the extent that the local currency used by the country representative fluctuates against the U.S. dollar, the obligations of the country representative may increase or decrease significantly and lead to foreign exchange losses or gains. We assume the exchange rate risk for our consolidated country representatives, although our non-consolidated country representatives assume the exchange rate risk under our country representative structure.

     Our exposure to exchange rate fluctuations primarily arises from outsourcing services and assignment agreements with AUCS, which are denominated in euros as well as operating costs associated with such agreements. Approximately 30% of the Company's revenues for the three months ended June 30, 2001 were generated from the euro-denominated AUCS agreements. The revenues and the related costs result in a net euro exposure of the gross profit, which is equal to approximately 20% of revenues. The euro-denominated gross profit offset by other euro-denominated operating costs generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects the company to exchange rate risk on settlement of the receivables and payables. Euro-denominated cash, accounts receivable and accounts payable related to the AUCS agreements were a net asset of $37.3 million as of June 30, 2001.

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


Pre-Filing Determination Request

   During the year ended March 31, 2001, the Company filed a request for determination from the Internal Revenue Service ("IRS") regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with the September 1999 transaction in which the Company obtained access to the customers of AUCS Communication Services N.V. A favorable determination from the IRS could result in establishment of a deferred tax asset that could be material. As there is no assurance that the IRS will determine in the Company's favor, no deferred tax asset (nor its consequent increase to stockholders' equity) has been recorded in the Company's financial statements.


New Accounting Pronouncements

   Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 on April 1, 2001 resulted in a cumulative pre-tax reduction to other comprehensive income ("OCI") of approximately $894,000 (approximately $544,000, net of tax) attributable to losses on cash flow hedges. For the three months ended June 30, 2001, the change in fair market value of derivative instruments resulted in a pretax increase to OCI of approximately $255,000, (approximately $156,000, net of tax). No amounts were reclassified to earnings resulting from the ineffectiveness or discontinuance of cash flow hedges. As of June 30, 2001, the amount to be reclassified from OCI into earnings during the next twelve months is expected to be immaterial. The actual amounts that will be reclassified into earnings will vary as a result of changes in market conditions.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have any effect on its financial position and result of operations.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which becomes effective for the Company beginning fiscal year 2003. This statement changes the method of accounting for goodwill to a test for impairment and requires among other things, the discontinuance of goodwill amortization. The Company is currently assessing the impact of the adoption of this statement on its financial position and result of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

     As of June 30, 2001, we were primarily exposed to the following currencies: the euro, the British pound, and the Spanish peseta. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $1.2 million as of that date.

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

Exhibit
Number                         Description
------                         -----------
3.1          Restated Certificate of Incorporation #

3.2          Amended and Restated Bylaws #

9.1          Form of Amended and Restated Stockholders Agreement #

10.1         1998 Stock Option Plan #

10.1(a) Amended and Restated Infonet Services Corporation 1998 Stock Option Plan filed as Exhibit 10.1(a) with the Company's Form 10-Q for the period ended December 31, 2000

10.2         1998 Stock Purchase Plan #

10.3         1999 Stock Option Plan #

10.4         Infonet Deferred Income Plan #

10.5         1998 Stock Appreciation Rights Plan #

10.6         Supplemental Executive Retirement Plan #

10.7 Senior Secured Credit Agreement, dated as of August 17, 1999#, as amended by Amendment No. 1 filed as Exhibit 10.1 with the Company's Form 10-Q for the period ended June 30, 2000 and Amendment No. 2 filed as Exhibit 10.7(a) with the Company's Form 10-Q for the period ended September 30, 2000

10.8         Executive Employment Agreement of Jose A. Collazo, dated April
             24, 2001

10.10        Standard Infonet Services Agreement #

10.11 Capacity Right of Use Agreement with FLAG Limited, dated as of June 25, 1999 #

10.12        AUCS Services Agreement, dated as of September 30, 1999 #

10.13        AUCS Call Option Deed, dated as of September 30, 1999 #

10.14 AUCS Management Agreement, dated as of September 30, 1999 #, as amended by the Deed of Amendment filed with the Company's Form 10-K for the period ended March 31, 2001

10.15        AUCS Assignment Agreement, dated as of September 30, 1999 #

10.16 Lease for Grand Avenue Corporate Center at 2160 Grand Avenue, El Segundo, California #

10.17        Executive Employment Agreement of Akbar H. Firdosy, dated April
             24, 2001

10.18 Infonet Services Corporation 2000 Omnibus Stock Plan*, as amended by the Amendment No.1 filed as Exhibit 10.18(a) with the Company's Form 10-Q for the period ended December 31, 2000

10.19 Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of July 1, 2001)

Exhibit
Number                              Description
------                              -----------
10.20           Executive Employment Agreement of Paul A. Galleberg, dated
                April 24, 2001

10.21 Consulting Agreement of Ernest U. Gambaro, filed with the Company's Form 10-Q for the period ended December 31, 2000

10.23 Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation, filed with the Company's Form 10-K for the period ended March 31, 2001

     B. No reports on Form 8-K were filed by registrant during the quarter for which this report is filed.

---------------
# Incorporated by reference to the corresponding exhibit number from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 15, 1999.

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


                                INFONET SERVICES CORPORATION



Date: August 10, 2001

                                         By:        /s/ AKBAR H. FIRDOSY
                                             -----------------------------------
                                                       Akbar H. Firdosy
                                                   Chief Financial Officer
                                                  (Chief Accounting Officer)