Form 10-Q
period 2001-09-30
INFONET SERVICES CORP
filed 2001-11-13
CIK 1096512

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

  For the quarterly period ended September 30, 2001

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

    As of November 6, 2001, the registrant had the following number of shares outstanding:

            Class A common stock: 161,403,358
            Class B common stock: 309,703,141

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except per Share Amounts)

                                                      March 31,   September 30,
                                                         2001         2001
                                                      ----------  -------------
                                                                   (Unaudited)

                       ASSETS
                       ------

Current Assets:
  Cash and cash equivalents.......................... $  137,599   $  190,580
  Short-term investments.............................    464,035      345,759
  Accounts receivable, net...........................    177,420      139,353
  Deferred income taxes..............................      6,792        7,045
  Prepaid expenses...................................     14,335       17,844
  Other current assets...............................     10,048       14,962
                                                      ----------   ----------
     Total current assets............................    810,229      715,543
                                                      ----------   ----------
Property, Equipment and Communication Lines, Net.....    464,172      484,684
Intangible and Other Assets, Net.....................     71,530       61,351
                                                      ----------   ----------
     Total Assets.................................... $1,345,931   $1,261,578
                                                      ==========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities:
  Current portion of long-term obligations........... $    5,076   $    7,451
  Current portion of capital lease obligations.......      3,169        2,986
  Accounts payable...................................     76,851       62,175
  Network communications.............................     92,301       30,114
  Accrued salaries and related benefits..............     15,859       15,694
  Income taxes payable...............................     13,727          --
  Advance billings...................................     26,799       26,208
  Deferred installation revenues.....................      9,861       10,011
  Other accrued expenses.............................     18,823       21,628
                                                      ----------   ----------
     Total current liabilities.......................    262,466      176,267
                                                      ----------   ----------
Deferred Income and Compensation.....................     37,215       34,605
Capital Lease Obligations, Less Current Portion......      8,954        7,586
Long-Term Obligations, Less Current Portion..........    108,880      104,529
Minority Interest....................................        663        1,215
Commitments and Contingencies
Stockholders' Equity:
  Class A common stock, $0.01 par value per share:
    400,000 shares authorized; 364,160 shares
    issued, 161,403 shares outstanding and 202,757
    shares held in treasury as of March 31, 2001 and
    September 30, 2001...............................     66,078       66,078
  Class B common stock $0.01 par value per share:
    600,000 shares authorized; 309,309 and 309,670
    shares issued and outstanding as of March 31,
    2001 and September 30, 2001, respectively........    985,889      996,441
  Treasury stock, at cost, 202,757 shares............   (121,184)    (121,184)
  Notes receivable from issuance of common stock.....     (8,465)      (8,614)
  Retained earnings..................................      7,492        6,520
  Accumulated other comprehensive loss...............     (2,057)      (1,865)
                                                      ----------   ----------
     Total stockholders' equity......................    927,753      937,376
                                                      ----------   ----------
     Total Liabilities and Stockholders' Equity...... $1,345,931   $1,261,578
                                                      ==========   ==========

          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In Thousands, Except per Share Amounts)
                                  (Unaudited)

                                           Three Months
                                          Ended September    Six Months Ended
                                                30,            September 30,
                                         ------------------  ------------------
                                           2000      2001      2000      2001
                                         --------  --------  --------  --------
Revenues, Net..........................  $156,062  $160,230  $310,227  $332,084
                                         --------  --------  --------  --------
Expenses:
  Country representative compensation..    52,942    56,092   106,648   117,531
  Bandwidth and related costs..........    29,874    32,849    61,359    62,309
  Network operations...................    20,133    26,028    36,389    51,651
  Selling, general and administrative..    46,592    56,118    94,074   111,333
                                         --------  --------  --------  --------
     Total expenses....................   149,541   171,087   298,470   342,824
                                         --------  --------  --------  --------
Operating Income (Loss)................     6,521   (10,857)   11,757   (10,740)

Other Income (Expense):
  Interest income......................    10,332     6,692    23,062    15,096
  Interest expense.....................    (2,512)   (2,855)   (5,001)   (5,845)
  Other, net...........................    (3,283)      718    (1,926)      430
                                         --------  --------  --------  --------
     Total other income, net...........     4,537     4,555    16,135     9,681
                                         --------  --------  --------  --------
Income (Loss) Before Provision (Credit)
 For Income Taxes, Minority Interest
 and Extraordinary Item................    11,058    (6,302)   27,892    (1,059)
Provision (Credit) For Income Taxes....     6,320    (2,946)   14,881      (556)
                                         --------  --------  --------  --------
Income (Loss) Before Minority Interest
 and Extraordinary Item................     4,738    (3,356)   13,011      (503)
  Minority Interest....................        46       146       116       469
                                         --------  --------  --------  --------
Income (Loss) Before Extraordinary
 Item..................................     4,692    (3,502)   12,895      (972)
  Extraordinary Item, Net of Income
   Taxes of $363.......................       --        --        502       --
                                         --------  --------  --------  --------
  Net Income (Loss)....................     4,692    (3,502)   12,393      (972)
  Other Comprehensive Income (Loss):
   Foreign currency translation
    adjustments, net of tax............    (1,093)    1,563    (2,435)      752
   Unrealized gains (losses) on
    securities, net of tax.............     1,035     1,676       955     1,036
   Cumulative effect of accounting
    change, net of tax.................       --        --        --       (544)
   Unrealized loss on derivative
    instruments, net of tax............       --     (1,208)      --     (1,052)
                                         --------  --------  --------  --------
     Total other comprehensive income
      (loss), net......................       (58)    2,031    (1,480)      192
                                         --------  --------  --------  --------
  Comprehensive Income (Loss)..........  $  4,634  $ (1,471) $ 10,913  $   (780)
                                         ========  ========  ========  ========
  Basic and Diluted Earnings (Loss) Per
   Common Share........................  $   0.01  $  (0.01) $   0.03  $   0.00
                                         ========  ========  ========  ========
  Basic Weighted Average Number of
   Common Shares Outstanding...........   470,266   471,056   470,248   470,909
  Diluted Weighted Average Number of
   Common Shares Outstanding...........   470,819   471,056   470,852   470,909


          See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                          Six Months Ended
                                                            September 30,
                                                         --------------------
                                                           2000       2001
                                                         ---------  ---------
Cash Flows From Operating Activities:
Net income (loss)....................................... $  12,393  $    (972)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.........................    19,752     36,217
  Amortization of debt acquisition costs................     1,275        365
  Loss on sale of subsidiary............................       480        --
  Loss on non-marketable investment.....................       --       2,000
  Extraordinary loss due to early retirement of debt,
    net of tax of $363..................................       502        --
  Stock based compensation charge.......................     2,810      9,554
  Loss (Gain) on sale of property, equipment and
    communication lines.................................        40        (14)
  Discount amortization on marketable securities........      (773)      (351)
  Realized gain on marketable securities................      (134)    (1,510)
  Deferred income taxes.................................       267      4,505
  Minority interest.....................................        90        487
Changes in operating assets and liabilities, net of
  business sold:
  Accounts receivable, net..............................   (19,351)    38,700
  Prepaid expenses......................................    (2,196)    (3,389)
  Other current assets..................................       (22)    (4,900)
  Accounts payable......................................   (10,524)   (14,325)
  Network communications................................    10,572      3,228
  Accrued salaries and related benefits.................     1,379       (298)
  Income taxes payable..................................     4,925    (13,824)
  Advance billings......................................        20       (591)
  Deferred installation revenues........................       --         150
  Other accrued expenses................................     4,823        141
  Deferred income and compensation......................     2,287     (3,663)
  Purchases of trading securities.......................   (11,572)    (7,898)
  Proceeds from sales of trading securities.............     9,754     14,652
  Other operating activities............................       434        176
                                                         ---------  ---------
       Net cash provided by operating activities........    27,231     58,440
                                                         ---------  ---------
Cash Flows From Investing Activities:
  Purchases of property, equipment and communication
    lines...............................................   (91,641)  (121,896)
  Proceeds from sale of property, equipment and
    communication lines.................................        90        102
  Net acquisition cost of minority interest in
    subsidiary..........................................   (12,000)       --
  Net proceeds from sale of business....................       716        --
  Purchases of securities available-for-sale............  (497,789)  (108,429)
  Proceeds from sales of securities available-for-
    sale................................................   150,483    146,518
  Maturities of securities available-for-sale...........     9,995     83,608
  Acquisition of business, net of cash acquired.........       --         204
  Other investing activities............................    (3,675)    (3,345)
                                                         ---------  ---------
       Net cash used in investing activities............  (443,821)    (3,238)
                                                         ---------  ---------

                                             (Table continued on following page)

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                              Six Months Ended
                                                               September 30,
                                                             -------------------
                                                               2000       2001
                                                             ---------  --------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term obligations...........   117,000       --
  Repayments of long-term obligations.......................   (77,334)   (1,976)
  Repayments of capital lease obligations...................    (1,500)   (1,551)
  Repayments of long-term bandwidth obligations.............   (27,000)      --
  Net proceeds from issuance of common stock................        75       998
  Repayments of notes receivable from issuance of common
    stock...................................................        70        55
                                                             ---------  --------
       Net cash provided by (used in) financing activities..    11,311    (2,474)
                                                             ---------  --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................    (1,198)      253
                                                             ---------  --------
Net Increase (Decrease) in Cash and Cash Equivalents........  (406,477)   52,981
Cash and Cash Equivalents, Beginning of Period..............   727,681   137,599
                                                             ---------  --------
Cash and Cash Equivalents, End of Period.................... $ 321,204  $190,580
                                                             =========  ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period of:
     Income taxes........................................... $   9,596  $ 13,154
     Interest............................................... $   4,705  $  6,017
Supplemental Noncash Investing and Financing Activities:
  Acquisitions of communication lines accrued but not yet
    paid.................................................... $ 110,226  $    601
  Acquisitions of equipment accrued but not yet paid........       --   $  1,139

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

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

    In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2001. Certain items have been reclassified to conform to current period presentation. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

    The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 30, 2001 as the year ended March 31, 2001, and the 13- and the 26-week periods ended September 29, 2000 and September 28, 2001 as the three and six months ended September 30, 2000 and September 30, 2001, respectively.

Note 2. Accounting Change-Derivative Financial Instruments

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

    Under SFAS No. 133, the effective portion of changes in the fair value of cash flow hedges is recorded in OCI and is subsequently reclassified to earnings as each hedged interest payment affects earnings. The adoption of SFAS No. 133 on April 1, 2001 resulted in a cumulative pre-tax charge to OCI of approximately $894,000 (approximately $544,000, net of tax) attributable to losses on cash flow hedges. For the six months ended September 30, 2001, the change in fair value of derivative instruments resulted in a pre-tax charge to OCI of approximately $1,732,000 (approximately $1,052,000, net of tax). No amounts were reclassified to earnings resulting from the ineffectiveness or discontinuance of cash flow hedges. As of September 30, 2001, the amount to be reclassified from OCI into earnings during the next twelve months is expected to be immaterial. The actual amounts that will be reclassified into earnings will vary as a result of changes in market conditions.

                 INFONET SERVICES CORPORATION AND SUBSIDIRIES

Note 3. New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interest method. The Company does not believe that the adoption of SFAS No. 141 will have any effect on its financial position and result of operations.

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

    SFAS 143 "Accounting for Asset Retirement Obligations" which becomes effective for the Company on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

    SFAS No. 144 "Impairment or Disposal of Long-Lived Assets" will become effective for the Company on April 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses the accounting for a segment of a business accounted for as a discontinued operation. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

Note 4. Consolidated Balance Sheet Components

    Certain balance sheet components are as follows (in thousands):

                                                           March   September 30,
                                                          31, 2001     2001
                                                          -------- -------------
Property, equipment and communication lines:
  Communications, computer and related equipment......... $225,987   $256,249
  Communication lines....................................  326,733    350,833
  Land, buildings and leasehold improvements.............   50,804     50,893
  Furniture and other equipment..........................   16,714     17,461
                                                          --------   --------
                                                           620,238    675,436
  Less accumulated depreciation and amortization.........  156,066    190,752
                                                          --------   --------
     Total............................................... $464,172   $484,684
                                                          ========   ========
Intangible and other assets, net:
  SERP minimum pension liability......................... $  1,911   $  2,203
  SERP assets............................................       11         11
  IDIP assets............................................   19,595     13,602
  Deferred income taxes..................................   16,520     12,099
  Unamortized debt issuance costs........................    2,850      2,485
  Deferred installation costs............................   13,089     13,238
  Unconsolidated investments in affiliates...............    3,988      2,968
  Intangible assets, net.................................    7,384      6,669
  Employee loans receivable and interest.................    2,421      1,940
  Other..................................................    3,761      6,136
                                                          --------   --------
     Total............................................... $ 71,530   $ 61,351
                                                          ========   ========

    During the three months ended September 30, 2001, the Company reduced the carrying value of a non-marketable investment to approximately $500,000 which represents the amount of cash the Company anticipates to receive from the liquidation of the investment. As a result, the Company recognized an impairment loss of approximately $2 million which is included in other expense in the accompanying consolidated statements of operations.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

Note 5. Earnings Per Share

    Basic earnings per common share is computed by dividing net income by the weighted average of number of shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average shares plus the dilutive effect of potential common stock.

    At September 30, 2000 the only type of potential common stock was stock options. At September 30, 2001 the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock had no effect on the reported diluted earnings per share for the periods ended September 30, 2000, and an antidilutive effect on the reported loss per share for the periods ended September 30, 2001. Consequently, reported basic and diluted earnings (loss) per share are the same amount for the three and six month periods ended September 30, 2000 and September 30, 2001. Options to purchase approximately 24.2 million shares of common stock were outstanding at September 30, 2001, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 6. Income Taxes

    The provision for income taxes for the three and six months ended September 30, 2000 and September 30, 2001 is higher than the 35% U.S. statutory tax rate primarily because of state taxes and an inability to deduct certain incentive stock option charges.

    During the year ended March 31, 2001, the Company filed a request for determination from the Internal Revenue Service ("IRS") regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with the September 1999 transaction in which the Company obtained access to the customers of AUCS Communication Services N.V. A favorable determination from the IRS could result in establishment of a deferred tax asset that could be material. As the IRS has not concluded their determination process, no deferred tax asset (nor its consequent increase to stockholders' equity) has been recorded in the Company's financial statements.

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

    The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The Company's management evaluates performance based on operating contributions, where segment revenues are reduced by those costs that are allocable to the segments. Costs relating to operating the Company's core network, and non-allocable general, administrative, marketing and overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network, nor their associated depreciation expense are allocated to the segments.

    The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

    Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                               Three Months
                                              Ended September  Six Months Ended
                                                    30,          September 30,
                                             ----------------- -----------------
                                               2000     2001     2000     2001
                                             -------- -------- -------- --------
Reportable segments:
Revenues:
  Direct.................................... $ 96,916 $ 95,441 $196,984 $194,687
  Alternate.................................   59,146   64,789  113,243  137,397
                                             -------- -------- -------- --------
     Total.................................. $156,062 $160,230 $310,227 $332,084
                                             ======== ======== ======== ========

Operating contribution:
  Direct.................................... $ 39,406 $ 38,354 $ 77,637 $ 80,272
  Alternate.................................   24,742   18,698   44,076   42,191
                                             -------- -------- -------- --------
     Total.................................. $ 64,148 $ 57,052 $121,713 $122,463
                                             ======== ======== ======== ========

                                                                As of September
                                                                      30,
                                                               -----------------
                                                                 2000     2001
                                                               -------- --------
Total assets:
  Direct...................................................... $ 96,236 $ 89,452
  Alternate...................................................   67,748   63,681
                                                               -------- --------
     Totals................................................... $163,984 $153,133
                                                               ======== ========

                                          Three Months
                                         Ended September     Six Months Ended
                                               30,            September 30,
                                        ------------------  -------------------
                                          2000      2001      2000      2001
                                        --------  --------  --------  ---------
Reconciliations:
Operating contribution from reportable
  segments............................  $ 64,148  $ 57,052  $121,713  $ 122,463
Core network, overhead and other non-
  allocable costs.....................   (53,090)  (63,354)  (93,821)  (123,522)
                                        --------  --------  --------  ---------
Income (loss) before provision
  (credit) for Income taxes, minority
  interest, and extraordinary item....  $ 11,058  $ (6,302) $ 27,892  $  (1,059)
                                        ========  ========  ========  =========

                                                           As of September 30,
                                                          ---------------------
                                                             2000       2001
                                                          ---------- ----------
Total assets of reportable segments...................... $  163,984 $  153,133
Core network, corporate and other non-allocable assets...  1,164,870  1,108,445
                                                          ---------- ----------
     Total assets........................................ $1,328,854 $1,261,578
                                                          ========== ==========

Note 8. Stock Incentive Plans

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

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

    During the three months ended September 30, 2001, in connection with a settlement agreement with a terminated employee, the Company accelerated vesting of 71,760 options previously granted to the employee. As the affected options were out-of-the-money on the date of acceleration, no additional compensation cost was recognized. However, previously unrecognized compensation expense related to the unvested portion of the options of approximately $1.1 million was recognized during the period.

Note 9. Contingencies

    During fiscal 2001, the Company acquired bandwidth for approximately $11.0 million from network service providers who, subsequent to March 31, 2001 filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court and analogous petitions in other jurisdictions. Information available to the Company currently indicates that it is more likely than not that the network services will continue to be provided under the original terms of the agreements. The Company is of the opinion that the carrying value of the related assets is not impaired. The Company will continue to monitor the situation and will record an impairment charge if events or changes in circumstances indicate that the carrying value of the assets is no longer recoverable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In the following Management's Discussion and Analysis, the revenues and expenses described as resulting from outsourcing services refer to an outsourcing agreement with three of our stockholders, AUCS, and its distributors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

    You should read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

    Certain reclassifications have been made to the prior year to conform to the current year presentation.

 Results of Operations

    The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying management's discussion and analysis for the three and six months ended September 30, 2000 and 2001 (dollars in thousands).

Revenues by Service

                             Three Months Ended           Six Months Ended
                                September 30,               September 30,
                          --------------------------  --------------------------
                              2000          2001          2000          2001
                          ------------  ------------  ------------  ------------
Network Services........  $ 67,300  43% $ 76,139  48% $132,830  43% $153,798  47%
Consulting, Integration
  and Provisioning
  Services..............    44,170  28%   49,398  31%   84,865  27%   97,053  29%
Applications Services...     2,613   2%    1,901   1%    6,152   2%    3,854   1%
Other Communications
  Services..............    41,979  27%   32,792  20%   86,380  28%   77,379  23%
                          --------      --------      --------      --------
  Total revenues........  $156,062 100% $160,230 100% $310,227 100% $332,084 100%
                          ========      ========      ========      ========

Revenues by Distribution Channel

                                           Three Months
                                          Ended September   Six Months Ended
                                                30,           September 30,
                                          ----------------  ------------------
                                           2000     2001      2000      2001
                                          -------  -------  --------  --------
Country representatives:
  Number of representatives.............       55       57        55        57
  Number of clients.....................    1,478    1,515     1,478     1,515
  Country representatives revenues......  $96,916  $95,441  $196,984  $194,687
  Percent of total revenues.............       62%      60%       63%       59%

Alternate sales channels:
  Number of sales channel partners......       20       26        20        26
  Number of sales channel partners'
    clients.............................      998      914       998       914
  Alternate sales channel revenues......  $59,146  $64,789  $113,243  $137,397
  Percent of total revenues.............       38%      40%       37%       41%

Revenues by Region:

                             Three Months Ended           Six Months Ended
                                September 30,               September 30,
                          --------------------------  --------------------------
                              2000          2001          2000          2001
                          ------------  ------------  ------------  ------------
Americas................  $ 34,383  22% $ 33,521  21% $ 70,882  23% $ 73,267  22%
Europe, Middle East and
  Africa (EMEA).........   109,673  70%  107,776  67%  214,956  69%  223,682  67%
Asia Pacific............    12,006   8%   18,933  12%   24,389   8%   35,135  11%
                          --------      --------      --------      --------
  Total revenues........  $156,062 100% $160,230 100% $310,227 100% $332,084 100%
                          ========      ========      ========      ========

 Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    Revenues by Service--Revenues increased $4.2 million, or 3%, from $156.1 million in the three months ended September 30, 2000 to $160.2 million in the three months ended September 30, 2001. Excluding revenues resulting from the outsourcing agreement, revenues increased $10.2 million, or 9%, over the prior period from $110.1 million to $120.4 million. Outsourcing revenues decreased $6.0 million, or 13%, from $45.9 million in the three months ended September 30, 2000 to $39.9 million in the three months ended September 30, 2001. The overall change in revenues was due to increases of $8.8 million, or 13%, in Network Services, $5.2 million, or 12%, in Consulting, Integration and Provisioning Services, and decreases of $9.2 million, or 22%, in Other Communications Services. Most of the Network Services growth came from increased sales of intranet and remote access services. Excluding revenues from outsourcing services, Consulting, Integration and Provisioning Services, comprised primarily of our Global Connect services, increased $5.9 million, or 18%, from $32.7 million to $38.5 million over the period. Excluding revenues from outsourcing services, Other Communications Services declined $3.8 million, or 50%, from $7.6 million to $3.8 million. This decrease is largely due to an expected decline in our mature messaging product line and our X.25 transport services, as our clients are migrating to more advanced messaging applications and non-X.25 based transport services.

    Revenues by Distribution Channel--Country representatives revenues decreased $1.5 million, from $96.9 million in the three months ended September 30, 2000 to $95.4 million in the three months ended September 30, 2001. Excluding outsourcing services, revenues from country representatives remained unchanged at $91.6 million. The number of our country representatives increased from 55 as of September 30, 2000 to 57 as of September 30, 2001. The number of our country representative clients increased 3%, from 1,478 clients as of September 30, 2000 to 1,515 clients as of September 30, 2001. Alternate sales channel revenues grew $5.6 million, or 10%, from $59.1 million to $64.8 million over the period. The change includes a decrease of approximately $4.6 million resulting from outsourcing services. The balance of the increase is primarily attributed to growth through existing sales channel partners. In total, our alternate sales channel partners' clients declined, from 998 clients as of September 30, 2000 to 914 clients as of September 30, 2001 primarily resulting from reductions of outsourcing services clients.

    Revenues by Region--The growth in revenues, billed on a regional basis, was due to increases in the Asia Pacific region, which increased $6.9 million, or 58%, from $12.0 million in the three months ended September 30, 2000 to $18.9 million in the three months ended September 30, 2001, due to increased sales efforts in a growing market. Revenues billed in the EMEA region decreased by $1.9 million, or 2%, from $109.7 million in the three months ended September 30, 2000 to $107.8 million in the three months ended September 30, 2001. The revenue decline of $1.9 million consists of approximately $6 million of revenue decline in Europe resulting from outsourcing services partially offset by an increase in non-outsourcing services due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in the Americas declined $862,000, or 3%, from $34.4 million to $33.5 million over the period.

    Country Representative Compensation increased $3.2 million, or 6%, from $52.9 million in the three months ended September 30, 2000 to $56.1 million in the three months ended September 30, 2001. Approximately $280,000 of this increase is related to outsourcing services revenues because outsourcing services revenue in the prior period did not have associated country representative compensation. The balance of this expense increase results from a change in product mix.

    Bandwidth and Related Costs increased $3.0 million, or 10%, from $29.9 million in the three months ended September 30, 2000 to $32.8 million in the three months ended September 30, 2001. Lease expense, the largest component of bandwidth and related costs, decreased $1.5 million, or 6%, from $23.7 million in the three months ended September 30, 2000 to $22.2 million in the three months ended September 30, 2001. Amortization of purchased capacity increased $4.8 million, from $3.2 million to $8.0 million over the period. Both the decrease in lease expense and the increase in amortization were a result of owning a larger portion of our bandwidth capacity in the backbone of our network. See Note 9 in the Notes to Consolidated Financial Statements.

    Network Operations increased $5.9 million, or 29%, from $20.1 million in the three months ended September 30, 2000 to $26.0 million in the three months ended September 30, 2001. Depreciation expense related to network equipment increased $2.9 million, or 59%, from $5.0 million in the three months ended September 30, 2000 to $7.9 million in the three months ended September 30, 2001. Stock-related compensation charges remained unchanged at approximately $700,000. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

    Selling, General and Administrative increased $9.5 million, or 20%, from $46.6 million in the three months ended September 30, 2000 to $56.1 million in the three months ended September 30, 2001. Stock-related compensation charges increased $1.2 million, from $3.5 million in the three months ended September 30, 2000 to $4.7 million in the three months ended September 30, 2001 primarily as a result of a $1.1 million non-cash charge related to the acceleration of vesting of options of a terminated employee. Our sales support expenses for multinational activities increased $4.1 million from $16.8 million in the three months ended September 30, 2000 to $20.9 million in the three months ended September 30, 2001 which was directly related to client acquisition efforts. Sales and marketing personnel-related expenses increased $4.1 million from $16.3 million in the three months ended September 30, 2000 to $20.4 million in the three months ended September 30, 2001 due to increased sales and marketing efforts to increase our revenues. Administrative expenses, excluding stock-related compensation expense, increased by $1.3 million from $5.3 million in the three months ended September 30, 2000 to $6.6 million in the three months ended September 30, 2001.

    Operating Income (Loss) decreased by $17.4 million, from $6.5 million in the three months ended September 30, 2000 to $(10.9) million in the three months ended September 30, 2001 due to the factors described above.

    Other Income increased from $4.5 million in the three months ended September 30, 2000 to $4.6 million in the three months ended September 30, 2001. This change reflects a decrease in interest income of $3.6 million, from $10.3 million to $6.7 million, due to lower interest rates and lower cash balances as funds were used for capital expenditures during fiscal year 2001. Other, net for the three months ended September 30, 2001 included foreign exchange gains of $2.5 million compared to $3.4 million of losses in the prior period related primarily to settlement of euro denominated outsourcing sales and related costs. Other, net for the three months ended September 30, 2001 also included an impairment loss of approximately $2 million related to the reduction of the carrying value of a non-marketable investment.

    Provision (Credit) for Income Taxes decreased from a provision of $6.3 million in the three months ended September 30, 2000 to a credit of $(2.9) million in the three months ended September 30, 2001 primarily because of decreased income.

    Net Income (Loss) decreased from $4.7 million in the three months ended September 30, 2000 to $(3.5) million in the three months ended September 30, 2001 due to the factors described above.

 Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

    Revenues by Service--Revenues increased $21.9 million, or 7%, from $310.2 million in the six months ended September 30, 2000 to $332.1 million in the six months ended September 30, 2001. Excluding revenues resulting from the outsourcing agreement, revenues increased $21.5 million, or 10%, over the prior period from $223.2 million to $244.7 million. Outsourcing revenues increased $309,000, from $87.1 million in the six months ended September 30, 2000 to $87.4 million in the six months ended September 30, 2001. The overall increase in revenues was due to increases of $21.0 million, or 16%, in Network Services and $12.2 million, or 14%, in Consulting, Integration and Provisioning Services. Most of the Network Services growth came from increased sales of intranet and remote access services. Excluding revenues from outsourcing services, Consulting, Integration and Provisioning Services, comprised primarily of our Global Connect services, increased $10.2 million, or 16%, from $64.1 million to $74.2 million over the period. Excluding revenues from outsourcing services, Other Communications Services declined $7.3 million, or 36%, from $20.1 million to $12.8 million.

This decrease is largely due to an expected decline in our mature messaging product line and our X.25 transport services, as our clients are migrating to more advanced messaging applications and non-X.25 based transport services.

    Revenues by Distribution Channel--Country representatives revenues decreased $2.3 million, from $197.0 million in the six months ended September 30, 2000 to $194.7 million in the six months ended September 30, 2001. Excluding outsourcing services, revenues from country representatives increased $877,000 from $185.5 million to $186.3 million over the period. The number of our country representatives increased from 55 as of September 30, 2000 to 57 as of September 30, 2001. The number of our country representative clients increased 3%, from 1,478 clients as of September 30, 2000 to 1,515 clients as of September 30, 2001. Alternate sales channel revenues grew
$24.2 million, or 21%, from $113.2 million to $137.4 million over the period. Approximately $3 million of the increase resulted from outsourcing services. The balance of the increase is primarily attributed to growth through existing sales channel partners. In total, our alternate sales channel partners' clients declined, from 998 clients as of September 30, 2000 to 914 clients as of September 30, 2001 primarily resulting from reductions of outsourcing services clients.

    Revenues by Region--The largest component of our growth in revenues, billed on a regional basis, was due to increases in the Asia Pacific region, which increased $10.7 million, or 44%, from $24.4 million in the six months ended September 30, 2000 to $35.1 million in the six months ended September 30, 2001 due to increased sales efforts in a growing market. Revenues billed in the EMEA region increased by $8.7 million, or 4%, from $215.0 million in the six months ended September 30, 2000 to $223.7 million in the six months ended September 30, 2001. Approximately $309,000 of this revenue growth was in Europe resulting from outsourcing services. The balance of the increase is due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in the Americas grew $2.4 million, or 3%, from $70.9 million to $73.3 million over the period.

    Country Representative Compensation increased $10.9 million, or 10%, from $106.6 million in the six months ended September 30, 2000 to $117.5 million in the six months ended September 30, 2001. Approximately $5.8 million of this increase is related to outsourcing services revenues because outsourcing services revenues in the prior period did not have associated country representative compensation. The balance of this expense increase results from a change in product mix.

    Bandwidth and Related Costs increased $950,000, or 2%, from $61.4 million in the six months ended September 30, 2000 to $62.3 million in the six months ended September 30, 2001. Lease expense, the largest component of bandwidth and related costs, decreased $8.1 million, or 16%, from $50.0 million in the six months ended September 30, 2000 to $41.9 million in the six months ended September 30, 2001. Amortization of purchased capacity increased $9.9 million, from $5.4 million to $15.3 million over the period. Both the decrease in lease expense and the increase in amortization were a result of owning a larger portion of our bandwidth capacity in the backbone of our network. See Note 9 in the Notes to the Consolidated Financial Statements.

    Network Operations increased $15.3 million, or 42%, from $36.4 million in the six months ended September 30, 2000 to $51.7 million in the six months ended September 30, 2001. Stock-related compensation charges increased $1.8 million, from a $400,000 credit in the six months ended September 30, 2000 to a charge of $1.4 million in the six months ended September 30, 2001. A one-time stock-related compensation credit of $1.6 million in the prior period resulted from an amendment to one of the Company's stock-based compensation plans. Depreciation expense related to network equipment increased $6.1 million, or 67%, from $9.1 million in the six months ended September 30, 2000 to $15.3 million in the six months ended September 30, 2001. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

    Selling, General and Administrative increased $17.3 million, or 18%, from $94.1 million in the six months ended September 30, 2000 to $111.3 million in the six months ended September 30, 2001. Stock-related compensation charges increased $4.9 million, from $3.3 million in the six months ended September 30, 2000 to $8.2 million in the six months ended September 30, 2001. A one-time stock-related compensation credit of $3.6 million in the prior period resulted from an amendment to one of the Company's stock-based compensation plans. Also impacting the increase was a non-cash $1.1 million charge during the six months ended September 30, 2001 related to the acceleration of vesting of options of a terminated employee. Our sales support expenses for multinational activities increased $8.1 million from $33.6 million in the six months ended September 30, 2000 to $41.7 million in the six months ended September 30, 2001 which was directly related to client acquisition efforts. Sales and Marketing personnel-related expenses increased $7.1 million from $33.0 million in the six months ended September 30, 2000 to $40.1 million in the six months ended September 30, 2001 due to increased sales and marketing efforts to increase our revenues. Advertising expense decreased $1.1 million from $3.7 million in the six months ended September 30, 2000 to $2.6 million in the six months ended September 30, 2001. Administrative expenses, excluding stock-related compensation expense, increased by $661,000 from $12.1 million in the six months ended September 30, 2000 to $12.7 million in the six months ended September 30, 2001.

    Operating Income (Loss) decreased by $22.5 million, from $11.8 million in the six months ended September 30, 2000 to $(10.7) million in the six months ended September 30, 2001 due to the factors described above.

    Other Income decreased $6.5 million, from $16.1 million in the six months ended September 30, 2000 to $9.7 million in the six months ended September 30, 2001. This decrease reflects a decrease in interest income of $8.0 million, from $23.1 million to $15.1 million, due to lower interest rates and lower cash balances as funds were used for capital expenditures during fiscal year 2001. The increased interest expense of $844,000 from $5.0 million to $5.8 million over the period, resulted from additional borrowings under our senior secured credit facility. Other, net for the six months ended September 30, 2001 included foreign exchange gains of $1.0 million compared to $1.6 million of losses in the prior period related primarily to settlement of euro denominated outsourcing sales and related costs. Other, net for the six months ended September 30, 2001 also included an impairment loss of approximately $2 million related to the reduction of the carrying value of a non-marketable investment.

    Provision (Credit) for Income Taxes decreased from $14.9 million in the six months ended September 30, 2000 to $(556,000) in the six months ended September 30, 2001 primarily because of decreased income.

    Extraordinary Item, Net of Income Taxes for the six months ended September 30, 2000 represents the write-off of unamortized debt issuance costs associated with the $49.6 million of long-term debt which was repaid prior to its due date according to the debt agreement.

    Net Income (Loss) decreased from $12.4 million in the six months ended September 30, 2000 to $(972,000) in the six months ended September 30, 2001 due to the factors described above.

Liquidity and Capital Resources

    Net cash provided by operating activities during the six months ended September 30, 2001 was $58.4 million compared to $27.2 million during the six months ended September 30, 2000. This fluctuation was primarily a result of changes in accounts receivable which provided cash of $38.7 million in the current period compared to a use of cash of $19.4 million in the prior period. Additionally, depreciation and amortization increased by $16.5 million due to the expansion of our World Network and newly introduced ATM capability. These changes were partially offset by a decrease in income taxes payable of $18.7 million and a decrease in net income of $13.4 million. Net cash used in investing activities for the six months ended September 30, 2001 was $3.2 million compared to $443.8 million during the six months ended September 30, 2000. This fluctuation was primarily due to purchases of securities available-for-sale during the prior year offset by purchases of property, equipment and communication lines of $30.3 million. Cash used in financing activities for the six months ended September 30, 2001 was $2.5 million compared to net cash provided by financing activities of $11.3 million for the six months ended September 30, 2000. This fluctuation was the result of net proceeds from issuance of long-term obligations during the three months ended September 30, 2000.

    As of September 30, 2001, the company had cash and cash equivalents of $190.6 million, short-term investments of $345.8 million, working capital of $539.3 million and total assets of $1.3 billion. Indebtedness under our senior secured credit facility totaled $88.9 million as of September 30, 2001 with additional borrowings available under this facility of $99.6 million. Building mortgage indebtedness as of September 30, 2001 totaled $23.1 million.

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

    Our exposure to exchange rate fluctuations primarily arises from outsourcing services and assignment agreements with AUCS, which are denominated in euros as well as operating costs associated with such agreements. Approximately 25% of the Company's revenues for the three months ended September 30, 2001 were generated from the euro-denominated AUCS agreements. The revenues and the related costs result in a net euro exposure of the gross profit, which is equal to approximately 20% of revenues. The euro-denominated gross profit offset by other euro-denominated operating costs generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects the company to exchange rate risk on settlement of the receivables and payables. Euro-denominated cash, accounts receivable and accounts payable related to the AUCS agreements were a net asset of $27.0 million as of September 30, 2001.

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

Pre-Filing Determination Request

    During the year ended March 31, 2001, the Company filed a request for determination from the Internal Revenue Services ("IRS") regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with the September 1999 transaction in which the Company obtained access to the customers of AUCS Communication Services N.V. A favorable determination from the IRS could result in establishment of a deferred tax asset that could be material. As the IRS has not concluded their determination process, no deferred tax asset (nor its consequent increase to stockholders' equity) has been recorded in the Company's financial statements.

New Accounting Pronouncements

    Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 on April 1, 2001 resulted in an cumulative pre-tax reduction of other comprehensive income ("OCI") of approximately $894,000 (approximately $544,000, net of tax) attributable to losses on cash flow hedges. For the six months ended September 30, 2001, the change in fair value of derivative instruments resulted in a pretax increase to OCI of approximately $1,732,000, (approximately $1,052,000, net of tax). No amounts were reclassified to earnings resulting from the ineffectiveness or discontinuance of cash flow hedges. As of September 30, 2001, the amount to be reclassified from OCI into earnings during the next twelve months is expected to be immaterial. The actual amounts that will be reclassified into earnings will vary as a result of changes in market conditions.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interest method. The Company does not believe that the adoption of SFAS No. 141 will have any effect on its financial position and result of operations.

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

    SFAS 143 "Accounting for Asset Retirement Obligations" which becomes effective for the Company on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligations be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

    SFAS No. 144 "Impairment or Disposal of Long-Lived Assets" will become effective for the Company on April 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. "121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses the accounting for a segment of a business accounted for as a discontinued operation.The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

    As of September 30, 2001, we were primarily exposed to the following currencies: the euro, the British pound, and the French franc. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $1.0 million as of that date.

                                   PART II:

ITEM 1. Legal Proceedings

    Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

    On December 15, 1999, the Company's Form S-1 registration statement (File No. 333-88799) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 51,282,300 shares of our Class B common stock. The offering commenced on December 16, 1999 and the sale to the public of 51,282,300 shares of common stock at $21.00 per share was completed on December 21, 1999 for an aggregate price of approximately $1.076 billion. The registration statement covered an additional 7,692,342 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These additional shares were purchased on January 13, 2000. The managing underwriters were Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Rothschild, Goldman, Sachs & Co., Lehman Brothers and Salomon Smith Barney. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $38.5 million and other expenses of approximately $2.4 million. Total offering expenses of approximately $40.9 million resulted in net offering proceeds to the Company of approximately $766.8 million. Specified 10% owners of Class B common stock of the Company sold in the offering and received, net of expenses paid by those owners, an aggregate of $256.4 million. We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

  . the repayment of long-term debt under our credit facility of approximately $60.0 million;

  . the purchase of assets that were under operating leases of approximately $7.0 million;

  . expansion of our network infrastructure, including acquisition of transmission capacity and continued deployment of our ATM-enabled backbone of approximately $407.0 million;

  .  to fund operating expenses; and

  .  for general corporate purposes of $6.0 million.

    Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in interest-bearing investment grade securities.

ITEM 3. Defaults Upon Senior Securities

    Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on August 20, 2001. At the Annual Meeting, the Company's stockholders elected nine directors to the Company's Board of Directors and approved certain proposals, as more fully described below. At the Annual Meeting, a total of 1,903,743,446 votes were represented in person or by proxy, representing 98.98% of the 1,923,434,749 eligible votes of common stock outstanding and entitled to vote. Each Class B common share is entitled to one vote on all matters, while each Class A common share is entitled to ten votes on all matters, except for the election of the Class B common share directors, in which the Class A common shares do not vote. As of the record date, 470,804,527 of our Common Shares representing 1,923,434,749 votes were outstanding, 161,403,358 of our Class A common shares representing 1,614,033,580 votes and 309,401,169 of our Class B common shares representing 309,401,169 votes. The proposals considered at the Annual Meeting were voted on as follows:

1. Election of Directors. Proposal to elect nine directors to hold office until the 2002 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

                                                      Affirmative   Affirmative
Nominee                                              Votes Class A Votes Class B
-------                                              ------------- -------------
Jose A. Collazo..................................... 1,614,033,580  288,884,162

Makoto Arai......................................... 1,614,033,580  289,451,724

Douglas C. Campbell................................. 1,614,033,580  289,452,206

Eric M. de Jong..................................... 1,614,033,580  289,456,082

Morgan Ekberg....................................... 1,614,033,580  289,450,956

Heinz Karrer........................................ 1,614,033,580  289,449,534

Rafael Sagrario..................................... 1,614,033,580  289,456,487

Timothy P. Hartman..................................           N/A  289,455,556

Matthew J. O'Rourke.................................           N/A  288,456,689

2. Amendment to Infonet Services Corporation 2000 Omnibus Stock Plan. Proposal to amend the Infonet Services Corporation 2000 Omnibus Stock Plan to increase the number of Class B Common shares reserved for issuance under the plan from 6 million to 10 million. The proposal was approved by 1,895,142,444 votes in favor, 8,496,219 votes against and 104,783 votes abstaining.

3. Ratification of the Independent Auditor. Proposal to ratify Deloitte & Touche LLP to serve as the Company's independent auditor for the fiscal year 2002. The proposal was approved by 1,903,625,962 votes in favor, 88,948 votes against and 28,536 votes abstaining.

ITEM 5. Other Information

    Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

    A.See Exhibit Index.

    B.No reports on Form 8-K were filed by registrant during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INFONET SERVICES CORPORATION

Date: November 13, 2001                           /s/ Akbar H. Firdosy
                                          By: _________________________________
                                                    Akbar H. Firdosy
                                                 Chief Financial Officer
                                               (Chief Accounting Officer)

                                 Exhibit Index

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Restated Certificate of Incorporation #

  3.2    Amended and Restated Bylaws #

  9.1    Form of Amended and Restated Stockholders Agreement (Effective as of
          December 16, 1999) #

 10.1    Infonet Services Corporation 1998 Stock Option Plan #

 10.1(a) Amended and Restated Infonet Services Corporation 1998 Stock Option
          Plan, filed with the Company's Form 10-Q for the period ended
          December 31, 2000

 10.1(b) Form of Incentive Stock Option Award Agreement, filed with the
          Company's Form 10-Q for the period ended December 31, 2000

 10.1(c) Form of Stock Option Award Agreement, filed with the Company's Form
          10-Q for the period ended December 31, 2000

 10.2    Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan
          Loan, Security and Pledge Agreement

 10.2(a) Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan
          Amendment to Loan, Security and Pledge Agreement

 10.3    Infonet Services Corporation 1999 Stock Option Plan #

 10.3(a) Form of Infonet Services Corporation Incentive Stock Option Award
          Agreement

 10.3(b) Form of Infonet Services Corporation Stock Option Award Agreement

 10.4    Infonet Services Corporation Deferred Income Plan (Amended and
          Restated Effective January 1, 2000)

 10.6    Infonet Services Corporation Supplemental Executive Retirement Plan
          (Amended and Restated Effective as of October 1, 2000)

 10.7 Senior Secured Credit Agreement, dated as of August 17, 1999#, as amended by Amendment No. 1, filed with the Company's Form 10-Q for the period ended June 30, 2000, and Amendment No. 2, filed with the Company's Form 10-Q for the period ended September 30, 2000

 10.8    Executive Employment Agreement of Jose A. Collazo, dated April 24,
          2001, filed with the Company's Form 10-Q for the period ended June
          30, 2001

 10.10   Standard Infonet Services Agreement #

 10.11   Capacity Right of Use Agreement with FLAG Limited, dated as of June
          25, 1999 #

 10.12   AUCS Services Agreement, dated as of September 30, 1999 #

 10.13   AUCS Call Option Deed, dated as of September 30, 1999 #

 10.14 AUCS Management Agreement, dated as of September 30, 1999 #, as amended by the Deed of Amendment filed with the Company's Annual
          Report on Form 10-K for the period ended March 31, 2001

 10.15   AUCS Assignment Agreement, dated as of September 30, 1999 #

 10.17   Executive Employment Agreement of Akbar H. Firdosy, dated April 24,
          2001, filed with the Company's Form 10-Q for the period ended June
          30, 2001

 10.18   Infonet Services Corporation 2000 Omnibus Stock Plan, filed with the
          Company's definitive proxy statement for the 2000 Annual Stockholders
          Meeting filed with the Commission on July 27, 2000, as amended by Amendment No. 1, filed with the Company's Form 10-Q for the period ended December 31, 2000, and Amendment No. 2, filed with the
          Company's definitive proxy statement for the 2001 Annual Stockholders
          Meeting filed with the Commission on July 9, 2001

 Exhibit
  Number                               Description
 -------                               -----------
 10.18(a) Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified
           Stock Option Award Agreement for Officers, Directors And Senior
           Employees

 10.19    Infonet Services Corporation 2000 Employee Stock Purchase Plan
           (Amended and Restated Effective as of July 1, 2001), filed with the Company's Form 10-Q for the period ended June 30, 2001

 10.20    Executive Employment Agreement of Paul A. Galleberg, dated April 24,
           2001, filed with the Company's Form 10-Q for the period ended June
           30, 2001

 10.21    Consulting Agreement of Ernest U. Gambaro, filed with the Company's
           Form 10-Q for the period ended December 31, 2000

 10.23    Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda
           L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and
           Infonet Services Corporation, filed with the Company's Annual Report on Form 10-K for the period ended March 31, 2001

 10.24    Term Note executed by Infonet Services Corporation in favor of Wells
           Fargo Bank, National Association, filed with the Company's Form S-3
           (No. 333-70320), dated September 27, 2001

 10.25    Deed of Trust and Assignment of Rents and Leases executed by Infonet
           Services Corporation for the benefit of Wells Fargo Bank, National
           Association, filed with the Company's Form S-3 (No. 333-70320), dated September 27, 2001

--------
# Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Commission on December 15, 1999.