Form 10-Q
period 2001-12-31
INFONET SERVICES CORP
filed 2002-02-11
CIK 1096512

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the quarterly period ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from  __________________________  to
     ____________________________

                       Commission file number 333-88799

                               -----------------

                         INFONET SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

                 Delaware                           95-4148675
       (State or other jurisdiction    (I.R.S. Employer Identification No.)
     of incorporation or organization)

                2160 East Grand Avenue, El Segundo, California
                   (Address of principal executive offices)

                                  90245-1022
                                  (Zip Code)

                                (310) 335-2600
             (Registrant's telephone number, including area code)

                               -----------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of February 7, 2002, the registrant had the following number of shares outstanding:

                   Class A common stock:    161,403,358
                   Class B common stock:    310,253,561

================================================================================

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, Except per Share Amounts)

                                                                                                 March 31,   December 31,
                                                                                                   2001          2001
                                                                                                 ----------  ------------
                                                                                                             (Unaudited)
                                         ASSETS
                                         ------
Current Assets:
   Cash and cash equivalents.................................................................... $  137,599   $  169,584
   Short-term investments.......................................................................    464,035      354,019
   Accounts receivable, net.....................................................................    177,420      119,607
   Deferred income taxes........................................................................      6,792        7,463
   Prepaid expenses.............................................................................     14,335       13,320
   Other current assets.........................................................................     10,048       42,650
                                                                                                 ----------   ----------
      Total current assets......................................................................    810,229      706,643
                                                                                                 ----------   ----------
Property, Equipment And Communication Lines, Net................................................    464,172      504,705
Goodwill And Other Intangible Assets, Net.......................................................     71,530      202,652
                                                                                                 ----------   ----------
      Total Assets.............................................................................. $1,345,931   $1,414,000
                                                                                                 ==========   ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current Liabilities:
   Current portion of long-term obligations..................................................... $    5,076        8,901
   Current portion of capital lease obligations.................................................      3,169        2,883
   Accounts payable.............................................................................     76,851       45,133
   Network communications.......................................................................     92,301       33,719
   Accrued salaries and related benefits........................................................     15,859       16,683
   Income taxes payable.........................................................................     13,727           --
   Advance billings.............................................................................     26,799       26,076
   Deferred installation revenues...............................................................      9,861       10,223
   Other accrued expenses.......................................................................     18,823       23,478
                                                                                                 ----------   ----------
      Total current liabilities.................................................................    262,466      167,096
                                                                                                 ----------   ----------
Deferred Income And Compensation................................................................     37,215       34,658
Capital Lease Obligations, Less Current Portion.................................................      8,954        6,914
Long Term Obligations, Less Current Portion.....................................................    108,880      102,654
Minority Interest...............................................................................        663        1,322
Commitments and Contingencies
Stockholders' Equity:
   Class A common stock, $0.01 par value per share:
       400,000 shares authorized; 364,160 shares issued, 161,403 shares outstanding and
       202,757 shares held in treasury as of March 31, 2001 and December 31, 2001...............     66,078       66,078
   Class B common stock $0.01 par value per share:
       600,000 shares authorized; 309,309 and 309,670 shares issued and outstanding as of
       March 31, 2001 and December 31, 2001, respectively.......................................    985,889    1,170,526
   Treasury stock, at cost, 202,757 shares......................................................   (121,184)    (121,184)
   Notes receivable from issuance of common stock...............................................     (8,465)      (8,719)
   Retained earnings (accumulated deficit)......................................................      7,492       (2,288)
   Accumulated other comprehensive loss.........................................................     (2,057)      (3,057)
                                                                                                 ----------   ----------
      Total stockholders' equity................................................................    927,753    1,101,356
                                                                                                 ----------   ----------
   Total Liabilities and Stockholders' Equity................................................... $1,345,931   $1,414,000
                                                                                                 ==========   ==========

         See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   (In Thousands, Except per Share Amounts)
                                  (Unaudited)

                                                                   Three Months Ended   Nine Months Ended
                                                                      December 31,        December 31,
                                                                   ------------------  ------------------
                                                                     2000      2001      2000      2001
                                                                   --------  --------  --------  --------
Revenues, Net..................................................... $161,804  $155,100  $472,031  $487,184
                                                                   --------  --------  --------  --------
Expenses:
    Country representative compensation...........................   60,022    48,548   166,670   166,079
    Bandwidth and related costs...................................   31,134    30,850    92,493    93,159
    Network operations............................................   21,531    25,266    57,920    76,917
    Selling, general and administrative...........................   48,373    59,148   142,447   170,481
                                                                   --------  --------  --------  --------
       Total expenses.............................................  161,060   163,812   459,530   506,636
                                                                   --------  --------  --------  --------
Operating Income (Loss)...........................................      744    (8,712)   12,501   (19,452)
                                                                   --------  --------  --------  --------
Other Income (Expense):
    Interest income...............................................   10,456     5,135    33,518    20,231
    Interest expense..............................................   (3,400)   (3,012)   (8,401)   (8,857)
    Other, net....................................................    3,683      (515)    1,757       (85)
                                                                   --------  --------  --------  --------
       Total other income (expense), net..........................   10,739     1,608    26,874    11,289
                                                                   --------  --------  --------  --------
Income (Loss) Before Provision For
    Income Taxes, Minority Interest And Extraordinary Item........   11,483    (7,104)   39,375    (8,163)
Provision For Income Taxes........................................    5,487     1,593    20,368     1,037
                                                                   --------  --------  --------  --------
Income (Loss) Before Minority Interest And Extraordinary Item.....    5,996    (8,697)   19,007    (9,200)
    Minority Interest.............................................       38       111       154       580
                                                                   --------  --------  --------  --------
Income (Loss) Before Extraordinary Item...........................    5,958    (8,808)   18,853    (9,780)
    Extraordinary Item, Net of Income Taxes Of $363...............       --        --       502        --
                                                                   --------  --------  --------  --------
Net Income (Loss).................................................    5,958    (8,808)   18,351    (9,780)
                                                                   --------  --------  --------  --------
Other Comprehensive Income (Loss):
    Foreign currency translation adjustments, net of tax..........      603      (540)   (1,832)      212
    Unrealized gains (losses) on securities, net of tax...........    1,083    (1,186)    1,670      (150)
    Cumulative effect of accounting change, net of tax............       --        --        --      (544)
    Unrealized gain (loss) on derivative instrument, net of tax...       --       534        --      (518)
                                                                   --------  --------  --------  --------
          Total other comprehensive income (loss), net............    1,686    (1,192)     (162)   (1,000)
                                                                   --------  --------  --------  --------
Comprehensive Income (Loss)....................................... $  7,644  $(10,000) $ 18,189  $(10,780)
                                                                   ========  ========  ========  ========

Basic And Diluted Earnings (Loss) Per Common Share................ $   0.01  $  (0.02) $   0.04  $  (0.02)
                                                                   ========  ========  ========  ========

Basic Weighted Average Number Of Common Shares Outstanding........  470,278   471,109   470,259   470,976

Diluted Weighted Average Number Of Common Shares Outstanding......  470,529   471,109   471,088   470,976

         See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             December 31,
                                                                                         --------------------
                                                                                           2000       2001
                                                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)....................................................................... $  18,351  $  (9,780)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization........................................................    34,312     55,560
   Amortization of debt acquisition costs...............................................     1,457        525
   Loss on sale of subsidiary...........................................................       480         --
   Extraordinary loss due to early retirement of debt, net of tax of $363...............       502         --
   Loss on non-marketable investment....................................................        --      2,000
   Stock-based compensation charge......................................................     6,955     12,613
   Loss on sale of property, equipment and communication lines..........................        43          2
   Discount amortization on marketable securities.......................................    (1,552)      (153)
   Realized gain on marketable securities...............................................      (170)    (1,934)
   Deferred income taxes................................................................      (895)    13,586
   Minority interest....................................................................       128        599

Changes in operating assets and liabilities, net of businesses acquired and sold:
   Accounts receivable, net.............................................................   (52,653)    58,008
   Prepaid expenses.....................................................................    (3,052)     1,045
   Other current assets.................................................................       (80)   (15,429)
   Accounts payable.....................................................................    13,268    (33,662)
   Network communications...............................................................    15,273      5,923
   Accrued salaries and related benefits................................................       625        784
   Income taxes payable.................................................................     5,778    (12,803)
   Advance billings.....................................................................     2,849       (723)
   Deferred installation revenues.......................................................        --        362
   Other accrued expenses...............................................................     2,297      2,968
   Deferred income and compensation.....................................................     2,714     (4,541)
   Purchases of trading securities......................................................   (14,833)   (16,471)
   Proceeds from sales of trading securities............................................    12,388     24,709
   Other operating activities...........................................................       350        362
                                                                                         ---------  ---------
       Net cash provided by operating activities........................................    44,535     83,550
                                                                                         ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and communication lines.............................  (169,446)  (157,994)
   Proceeds from sale of property, equipment and communication lines....................        90        102
   Net acquisition cost of minority interest in subsidiary..............................   (12,000)        --
   Net proceeds from sale of business...................................................       716         --
   Purchases of securities available-for-sale...........................................  (678,864)  (243,129)
   Proceeds from sales of securities available-for-sale.................................   207,387    216,355
   Maturities of securities available-for-sale..........................................    82,867    138,502
   Maturity of held-to-maturity securities..............................................        14         --
   Acquisition of business, net of cash acquired........................................        --        204
   Other investing activities...........................................................    (8,415)      (326)
                                                                                         ---------  ---------
       Net cash used in investing activities............................................  (577,651)   (46,286)
                                                                                         ---------  ---------

                                            (Table continued on following page)

                                                                  Nine Months Ended
                                                                     December 31,
                                                                 -------------------
                                                                   2000       2001
                                                                 ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations..............   117,000        --
   Repayments of long-term obligations..........................   (77,901)   (2,401)
   Repayments of capital lease obligations......................    (2,240)   (2,326)
   Repayments of long-term bandwidth obligations................   (27,000)       --
   Net proceeds from issuance of common stock...................       430     1,740
   Repayments of notes receivable from issuance of common stock.        70        55
   Costs directly related to capital transactions...............        --    (2,420)
                                                                 ---------  --------
       Net cash provided by (used in) financing activities......    10,359    (5,352)
                                                                 ---------  --------
Effect Of Exchange Rate Changes On Cash and Cash Equivalents....      (829)       73
                                                                 ---------  --------
Net Increase (Decrease) In Cash And Cash Equivalents............  (523,586)   31,985
Cash And Cash Equivalents, Beginning Of Period..................   727,681   137,599
                                                                 ---------  --------
Cash And Cash Equivalents, End Of Period........................ $ 204,095  $169,584
                                                                 =========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Income taxes............................................. $  15,289  $ 14,567
       Interest................................................. $   8,286  $  7,238
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisitions of communication lines accrued but not yet paid. $  65,563  $  1,536
   Acquisitions of equipment accrued but not yet paid........... $   4,686  $  3,625

   During April 2000, the Company amended its 1998 Stock Appreciation Rights Plan ("SARs") resulting in a new measurement date. The Company consequently reduced the SARs liability and credited stock-related compensation by approximately $5.3 million to reflect the stock price at the new measurement date. The amended SARs Plan provides that the SAR may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," the Company is accounting for the tandem awards as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." Consequently, the Company reclassified approximately $7.7 million of remaining SARs liability to class B common stock.

   In December 2001, the Company recorded a deferred tax asset and refund claims of approximately $171 million with a corresponding credit to stockholders' equity, net of directly related costs. (See note 6 to consolidated financial statements.)


         See accompanying notes to consolidated financial statements.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

   In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 28, 2001. Certain items have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

   The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 30, 2001 as the year ended March 31, 2001, and the 13- and the 39-week periods ended December 29, 2000 and December 28, 2001 as the three and nine months ended December 31, 2000 and December 31, 2001, respectively.

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

   Under SFAS No. 133, the effective portion of changes in the fair value of cash flow hedges is recorded in OCI and is subsequently reclassified to earnings as each hedged interest payment affects earnings. The adoption of SFAS No. 133 on April 1, 2001 resulted in a cumulative pre-tax charge to OCI of approximately $894,000 (approximately $544,000, net of tax) attributable to losses on cash flow hedges. For the nine months ended December 31, 2001, the change in fair market value of derivative instruments resulted in a pre-tax charge to OCI of approximately $853,000 (approximately $518,000, net of tax). No amounts were reclassified to earnings

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES resulting from the ineffectiveness or discontinuance of cash flow hedges. As of December 31, 2001, the amount to be reclassified from OCI into earnings during the next twelve months is expected to be approximately $881,000.

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

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which becomes effective for the Company beginning April 1, 2002. This statement changes the method of accounting for goodwill to a test for impairment and requires among other things, the discontinuance of goodwill amortization. The Company does not believe that the adoption of SFAS No. 142 will have a significant effect on its financial position and results of operations.

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

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

Note 4.  Consolidated Balance Sheet Components

   Certain balance sheet components are as follows (in thousands):

                                                             March 31, December 31,
                                                               2001        2001
                                                             --------- ------------
Property, equipment and communication lines:
   Communications, computer and related equipment........... $225,987    $266,974
   Communication lines......................................  326,733     353,143
   Land, buildings and leasehold improvements...............   50,804      76,159
   Furniture and other equipment............................   16,714      17,614
                                                             --------    --------
       Total................................................  620,238     713,890
   Less accumulated depreciation and amortization...........  156,066     209,185
                                                             --------    --------
       Property, equipment and communication lines, net..... $464,172    $504,705
                                                             ========    ========
Other assets, net:
   SERP minimum pension liability........................... $  1,911    $  2,203
   IDIP assets..............................................   19,595      13,047
   Deferred income taxes....................................   16,520     157,665
   Unamortized debt issuance costs..........................    2,850       2,325
   Deferred installation costs, net.........................   13,089      13,450
   Unconsolidated investments in affiliates.................    3,988       2,494
   Intangible assets, net...................................    7,384       6,311
   Employees loan receivable and interest...................    2,421       1,963
   Other....................................................    3,772       3,194
                                                             --------    --------
       Total................................................ $ 71,530    $202,652
                                                             ========    ========

   During the nine months ended December 31, 2001, the Company reduced the carrying value of a non-marketable investment to approximately $500,000 which represents the amount of cash the Company anticipates to receive from the liquidation of the investment. As a result, the Company recognized an impairment loss of approximately $2 million which is included in other expense in the accompanying consolidated statement of operations for the nine months ended December 31, 2001.

   In December 2001, the Company acquired a new office building adjacent to its existing headquarters facility to accommodate current and future growth. The building was purchased for cash in the amount of $25.3 million.

Note 5.  Earnings Per Share

   Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average of number of shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average shares plus the dilutive effect of potential common stock.

   At December 31, 2000 the only type of potential common stock was stock options. At December 31, 2001 the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock had no effect on the reported diluted earnings per share for the periods ended December 31, 2000, and an antidilutive effect on the reported loss per share for the periods ended December 31, 2001. Consequently, reported basic and diluted earnings (loss) per share are the same amount for the three and nine month periods ended December 31, 2000 and December 31, 2001. Options to purchase approximately 25.4 million shares of common stock were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

Note 6.  Income Taxes

   Net tax expense for the three and nine months ended December 31, 2001 is due to an excess of foreign tax provision over U.S. tax benefit.

   During the year ended March 31, 2001, the Company filed a request for determination from the Internal Revenue Service ("IRS") regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which the Company obtained access to the customers of AUCS Communication Services N.V ("AUCS") and cash of $40 million in exchange for the issuance to the stockholders of 47.84 million shares of the Company's Class B common stock. In November 2001, the Company received a favorable determination from the IRS that an intangible asset relating to the access to the AUCS customers was created by the transaction. The intangible asset, that will be amortized in the Company's tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly, in the three months ended December 31, 2001, the Company recorded a deferred tax asset of approximately $171.0 million. Staff Accounting Bulletin 48, "Transfer of Nonmonetary Assets by Promoters or Shareholders," requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company's initial public offering be recorded at the transferor's historical cost basis. Accordingly, for financial statement purposes, the access to the AUCS customers was valued at the stockholders' basis of $0. Correspondingly, the credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders' equity, net of directly related costs.

Note 7.  Segment Information

   The Company conducts business in two operating segments: country representatives or Direct Sales Channels ("Direct") and Alternate Sales Channels ("Alternate"). Both these segments generate revenues by providing the Company's customers with a complete global networking solution.

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

                                           Three Months Ended Nine Months Ended
                                              December 31,      December 31,
                                           ------------------ -----------------
                                             2000      2001     2000     2001
                                           --------  -------- -------- --------
Reportable segments:

Revenues from external customers:
   Direct................................. $102,137  $100,076 $299,121 $294,763
   Alternate..............................   59,667    55,024  172,910  192,421
                                           --------  -------- -------- --------
       Total.............................. $161,804  $155,100 $472,031 $487,184
                                           ========  ======== ======== ========

Operating contribution:
   Direct................................. $ 37,933  $ 40,131 $115,570 $120,403
   Alternate..............................   21,806    16,363   65,882   58,554
                                           --------  -------- -------- --------
       Total.............................. $ 59,739  $ 56,494 $181,452 $178,957
                                           ========  ======== ======== ========

                                                            As of December 31,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
Total assets:
   Direct.................................................. $ 89,971  $ 99,021
   Alternate...............................................   95,963    35,074
                                                            --------  --------
       Totals.............................................. $185,934  $134,095
                                                            ========  ========

                                             Three Months Ended    Nine Months Ended
                                                December 31,         December 31,
                                             ------------------  --------------------
                                               2000      2001      2000       2001
                                             --------  --------  ---------  ---------
Reconciliations:
Operating contribution from reportable
  segments.................................. $ 59,739  $ 56,494  $ 181,452  $ 178,957
Core network, overhead and other
  non-allocable costs.......................  (48,256)  (63,598)  (142,077)  (187,120)
                                             --------  --------  ---------  ---------
Income (loss) before provision for income
  taxes, minority interest, and
  extraordinary item........................ $ 11,483  $ (7,104) $  39,375  $  (8,163)
                                             ========  ========  =========  =========

                                                           As of December 31,
                                                          ---------------------
                                                             2000       2001
                                                          ---------- ----------
Total assets of reportable segments...................... $  185,934 $  134,095
Core network, corporate and other non-allocable assets...  1,180,025  1,279,905
                                                          ---------- ----------
   Total assets.......................................... $1,365,959 $1,414,000
                                                          ========== ==========

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

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

   During the nine months ended December 31, 2001, in connection with a settlement agreement with a terminated employee, the Company accelerated vesting of 71,760 options previously granted to the employee. As the affected options were out-of-the-money on the date of acceleration, no additional compensation cost was recognized. However, previously unrecognized compensation expense related to the unvested portion of the options of approximately $1.1 million was recognized during the period.

Note 9.  Stockholders Equity

   The Company's Board of Directors has approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period. These repurchases will be made in open market or privately negotiated transactions and in compliance with the United States Securities and Exchange Commission's Rule 10b-18, subject to market conditions, legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of stock and may be suspended at any time at the Company's discretion.

Note 10.  Contingencies

   The Company has acquired bandwidth with a net book value of $13.6 million at December 31, 2001 from network service providers who, subsequent to March 31, 2001, filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions. The Company has also purchased bandwidth with a net book value of $22.7 million at December 31, 2001 from a subsidiary of a company that has filed for Chapter 11 protection. We are not aware that the subsidiary itself has made such bankruptcy filings, although we have made a precautionary claim in the parent's bankruptcy proceedings.

   These network service providers have not yet completed these bankruptcy proceedings, but information available to the Company currently indicates that it is more likely than not that the network services will continue to be provided under the original terms of the agreements. The Company is of the opinion that the carrying values of the related assets are not impaired. The Company will continue to monitor the situation and will record an impairment charge if events or changes in circumstances indicate that the carrying value of the assets is no longer recoverable.

   During December 2001 and through February 7, 2002, ten purported class action lawsuits were filed against the Company alleging various violations of United States securities laws. The Company is unable at this time to predict the outcome of this litigation, but does not believe that its resolution will have a material adverse effect on the Company's business.

Note 11.  Subsequent Events

   During January 2002, the Company extended an offer to its non-director employees to exchange outstanding options to purchase shares of the Company's Class B common stock with an exercise price of $13.00 or higher granted under the Infonet Services Corporation 1999 Stock Option Plan and 2000 Omnibus Stock Plan for new options (the "New Options") to be granted under the same plans. The number of New Options to be granted to each option holder will be equal to the number of options exchanged by each holder subject to conditions such as continued employment by the Company. The New Options will be issued on a specified date during a 30-day period beginning on the first business day that is at least six months and one day from the date that the Company accepts the currently outstanding options for exchange and cancels these options. All eligible options accepted pursuant to the offer will be cancelled shortly following the close of the offer, currently scheduled for February 14, 2002.

   Full recourse notes receivable from officers and employees received by the Company in exchange for the issuance of Class B common stock issued to certain officers and employees under the Company's 1998

                 INFONET SERVICES CORPORATION AND SUBSIDIARIES

Employee Stock Purchase Plan (the "Purchase Plan") are included in stockholders' equity at December 31, 2001. In 1999 the Company issued approximately 9.56 million shares of Class B common stock as a result of the exercise of purchase rights issued under the Purchase Plan. Approximately 48,000 shares were issued for cash and 9.52 million shares were purchased with full recourse notes with an original principal amount of approximately
$8.0 million. The notes, including principal and accrued interest at 5% per year were due on January 1, 2002. At December 31, 2001, notes receivable with an original principal amount of $290,000 had been paid in cash and the remaining notes receivable in the amount of approximately $8.7 million, including principal and interest, were included in stockholders' equity. In January 2002, approximately $114,000 of the notes were paid in cash. As of the calendar day December 31, 2001, (which was subsequent to the last day of the financial nine month period ended December 31, 2001, as defined in Note 1) the remaining notes outstanding were amended to extend the due date to November 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial position and operating results for the third quarter of the fiscal year ended March 31, 2001 updates, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001. You should also read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

   Certain reclassifications have been made to the prior year to conform to the current year presentation.

Overview

   We provide cross-border managed data communications services to multinational corporations worldwide. We offer our services to our clients directly through country representatives and indirectly through alternate sales channels consisting of major international telecommunications carriers and value-added resellers. We deploy a broad array of fully managed data communications services over our reliable, secure, and high quality global network, which we refer to as The World Network. The World Network is an extensive and versatile ATM-enabled network that can be accessed by our clients from over 180 countries.

   As described more thoroughly in our Annual Report on Form 10-K for the year ended March 31, 2001, we are party to several agreements with AUCS Communications Services N.V., Unisource, the sole owner of AUCS, and three of our stockholders, KPN, Swisscom and Telia, who are the owners of AUCS. As part of our arrangement with AUCS, we assumed AUCS' obligations to provide various services to its clients. We obtain the services from AUCS under a service agreement that provides us a gross margin of approximately 20% on the provision of these services. The revenues and expenses resulting from this arrangement are referred to throughout this discussion as outsourcing services revenues and expenses. Our agreement with AUCS is scheduled to terminate on October 1, 2002 at which time we will cease to receive these outsourcing services revenues. Prior to that date, we expect outsourcing services revenues to continue to decline as the AUCS clients either transition to The World Network or cease to use the AUCS service. As our outsourcing services revenues decline, our outsourcing expenses, included in country representative compensation, also decline because we are no longer providing the services.

   In addition to the outsourcing arrangement with AUCS, we entered into a three-year management agreement with AUCS that also terminates on October 1, 2002. Under the management agreement, we earn a fee equal to 1.5% of the outsourcing services revenues, subject to a defined maximum, and we can earn an incentive payment based upon the achievement of defined financial performance criteria. During fiscal 2001, we received approximately $3.7 million in management fees from AUCS. We expect that we will receive significantly less than this amount in fiscal 2002, and upon the expiration of the management agreement on October 1, 2002, we will cease to receive any management fees from AUCS. The incentive payment is a one-time fee that will be paid, assuming the performance criteria are met, upon the termination of the management agreement. We cannot assure you that the performance criteria will be met and that we will receive any or all of the incentive fee.

  Results of Operations

   The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying management's discussion and analysis for the three and nine months ended December 31, 2000 and 2001 (dollars in thousands).

Revenues by Service

                                                        Three Months Ended              Nine Months
                                                           December 31,             Ended December 31,
                                                    --------------------------  --------------------------
                                                        2000          2001          2000          2001
                                                    ------------  ------------  ------------  ------------
Network Services................................... $ 75,021  46% $ 77,532  50% $207,851  44% $231,330  47%
Consulting, Integration and Provisioning Services..   43,493  27%   47,193  31%  128,358  27%  144,246  30%
Applications Services..............................    2,249   2%    2,306   1%    8,401   2%    6,160   1%
Other Communications Services......................   41,041  25%   28,069  18%  127,421  27%  105,448  22%
                                                    --------      --------      --------      --------
     Total revenues................................ $161,804 100% $155,100 100% $472,031 100% $487,184 100%
                                                    ========      ========      ========      ========

Revenues by Distribution Channel

                                               Three Months Ended   Nine Months Ended
                                                  December 31,        December 31,
                                               ------------------  ------------------
                                                 2000      2001      2000      2001
                                               --------  --------  --------  --------
Country representatives (direct channels):
   Number of representatives..................       55        57        55        57
   Number of clients..........................    1,462     1,544     1,462     1,544
   Country representatives revenues........... $102,137  $100,076  $299,121  $294,763
   Percent of total revenues..................       63%       65%       63%       61%

Alternate sales channels:
   Number of sales channel partners...........       21        26        21        26
   Number of sales channel partners' clients..      987       905       987       905
   Alternate sales channel revenues........... $ 59,667  $ 55,024  $172,910  $192,421
   Percent of total revenues..................       37%       35%       37%       39%

Revenues by Region:

                                            Three Months Ended           Nine Months Ended
                                               December 31,                December 31,
                                        --------------------------  --------------------------
                                            2000          2001          2000          2001
                                        ------------  ------------  ------------  ------------
Americas............................... $ 34,622  21% $ 33,473  22% $105,504  22% $106,740  22%
Europe, Middle East and Africa (EMEA)..  114,404  71%   99,936  64%  329,360  70%  323,618  66%
Asia Pacific...........................   12,778   8%   21,691  14%   37,167   8%   56,826  12%
                                        --------      --------      --------      --------
     Total revenues.................... $161,804 100% $155,100 100% $472,031 100% $487,184 100%
                                        ========      ========      ========      ========

  Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

  Revenues

   Revenues by Service--Revenues decreased $6.7 million, or 4%, from $161.8 million in the three months ended December 31, 2000 to $155.1 million in the three months ended December 31, 2001. The decrease in revenues was principally the result of a decrease of $13.0 million, or 32%, in revenues from Other Communications Services, which was partially offset by increases of $2.5 million, or 3%, in revenues from Network Services and $3.7 million, or 9%, in revenues from Consulting, Integration and Provisioning Services. The decrease in revenues from Other Communications Services was primarily the result of a $12.4 million decrease in outsourcing services revenues (discussed in more detail below) and an expected decline of approximately $900,000 in our mature
X.25 transport services as our clients are migrating to more advanced, non-X.25 based transport services. Most of the growth in revenues from Network Services came from a $3.6 million increase in sales of intranet services. The growth in revenues from Consulting, Integration and

Provisioning Services was primarily the result of our clients' need for local access services to connect to The World Network. We expect that Network Services will continue to constitute the largest component of our revenue base going forward. We also anticipate that a significant portion of our future revenue growth will come from Network Services and Consulting, Integration and Provisioning Services.

   Outsourcing services revenues decreased $14.4 million, or 32%, from $45.1 million in the three months ended December 31, 2000 to $30.7 million in the three months ended December 31, 2001. This decrease is the result of AUCS clients either ceasing to use AUCS services or transitioning to The World Network. As the termination of the AUCS outsourcing agreement approaches, we expect that we will continue to see a decrease in outsourcing services revenues. Of the $14.4 million decrease in outsourcing revenues, $12.4 million was in Other Communications Services and $2.0 million was in Consulting, Integration and Provisioning Services.

   Excluding the effect of outsourcing services revenues, revenues increased $7.7 million, or 7%, from $116.7 million in the three months ended December 31, 2000 to $124.4 million in the three months ended December 31, 2001. The increase is attributable to Consulting, Integration and Provisioning Services, which increased $5.7 million, or 17%, from $33.3 million in the three months ended December 31, 2000 to $39.1 million in the three months ended December 31, 2001. Additionally, revenues from Other Communications Services decreased $600,000, or 10%, from $6.1 million in the three months ended December 31, 2000 to $5.5 million in the three months ended December 31, 2001.

   Revenues by Distribution Channel--Revenues from our country representatives decreased $2.1 million, from $102.1 million in the three months ended December 31, 2000 to $100.1 million in the three months ended December 31, 2001 despite a 6% increase in the number of our country representative clients from 1,462 as of December 31, 2000 to 1,544 as of December 31, 2001 and an increase in the number of our country representatives from 55 as of December 31, 2000 to 57 as of December 31, 2001. The decrease in revenues from our country representatives was primarily the result of the decline in outsourcing services revenue of $2.1 million through this channel for the three months ended December 31, 2001 compared to the same period last year. Excluding the decrease in outsourcing services revenue, revenues from country representatives remained unchanged at $96.9 million for the three months ended December 31, 2000 and 2001.

   Revenues from our alternate sales channels decreased $4.6 million, or 8%, from $59.7 million in the three months ended December 31, 2000 to $55.0 million in the three months ended December 31, 2001, primarily as a result of declining outsourcing services revenues. In total, our alternate sales channel partners' clients declined from 987 clients as of December 31, 2000 to 905 clients as of December 31, 2001, representing a decline of 226 outsourcing services clients partially offset by an increase of 144 non-outsourcing services clients. Excluding the effects of the decrease in outsourcing services revenues of $12.3 million through this channel, revenues from alternate sales channels increased $7.7 million from $19.8 million in the three months ended December 31, 2000 to $24.7 million in the three months ended December 31, 2001. This increase is primarily attributable to growth through existing sales channel partners.

   Revenues by Region--Revenues billed in the Americas decreased $1.1 million, or 3%, from $34.6 million in the three months ended December 31, 2000 to $33.5 million in the three months ended December 31, 2001. Revenues billed in the EMEA region decreased $14.5 million, or 13%, from $114.4 million in the three months ended December 31, 2001 to $99.9 million in the three months ended December 31, 2001. This decrease is the result of a $14.4 million decrease in outsourcing services revenues. Excluding the effects of the decrease in outsourcing services revenue, revenues billed in the EMEA region remained virtually unchanged for the three months ended December 31, 2000 and 2001. Revenues billed in the Asia Pacific region increased $8.9 million, or 70%, from $12.8 million in the three months ended December 31, 2000 to $21.7 million in the three months ended December 31, 2001. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market.

  Expenses

   Country representative compensation expense decreased $11.5 million, or 19%, from $60.0 million in the three months ended December 31, 2000 to $48.5 million in the three months ended December 31, 2001. Approximately $10.8 million of this decrease is related to decreases in outsourcing services as we cease to provide services to former AUCS clients.

   Bandwidth and related costs decreased $284,000, or 1%, from $31.1 million in the three months ended December 31, 2000 to $30.9 million in the three months ended December 31, 2001. Lease expense, the largest component of bandwidth and related costs, decreased $2.4 million, or 11%, from $21.3 million in the three months ended December 31, 2000 to $18.9 million in the three months ended December 31, 2001. Amortization of purchased capacity increased $1.5 million, from $6.5 million to $8.0 million over the period. Both the decrease in lease expense and the increase in amortization were the result of owning a larger portion of our bandwidth capacity in the backbone of our network. The Company has acquired bandwidth with a net book value of approximately $36.3 million at December 31, 2001 from network service providers who have filed, or their parent company has filed, for bankruptcy. The bandwidth is operational and the Company has received no indication from the providers that service will be discontinued. As a result, the Company believes that the carrying value of the assets is not impaired. An impairment charge may be recorded if events or changes in circumstances indicate that the carrying value of the assets is no longer realizable. See Note 10 in the Notes to Consolidated Financial Statements.

   Network operations expense increased $3.7 million, or 17%, from $21.5 million in the three months ended December 31, 2000 to $25.3 million in the three months ended December 31, 2001. This increase is primarily attributable to an increase in depreciation expense related to network equipment of $2.9 million, or 53%, from $5.4 million in the three months ended December 31, 2000 to $8.3 million in the three months ended December 31, 2001. Stock-related compensation charges of $575,000 remained relatively unchanged from the prior year period. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

   Selling, general and administrative expense increased $10.8 million, or 22%, from $48.4 million in the three months ended December 31, 2000 to $59.1 million in the three months ended December 31, 2001. This increase was the result of an increase in sales support expenses for multinational activities of $6.7 million from $17.2 million in the three months ended December 31, 2000 to $23.9 million in the three months ended December 31, 2001; an increase in sales and marketing personnel-related expenses of $4.1 million from $16.9 million in the three months ended December 31, 2000 to $21.0 million in the three months ended December 31, 2001 which was related to increased sales and marketing efforts to increase our revenues; and an increase in administrative expenses, excluding stock-related compensation expense, of $1.3 million from $4.8 million in the three months ended December 31, 2000 to $6.1 million in the three months ended December 31, 2001. These increases were partially offset by a decrease in stock-related compensation charges of $994,000, from $3.5 million in the three months ended December 31, 2000 to $2.5 million in the three months ended December 31, 2001 which resulted primarily from a non-cash credit related to the forfeiture of non-vested options of terminated employees.

   Operating Income (Loss) decreased by $9.5 million, from $744,000 in the three months ended December 31, 2000 to $(8.7) million in the three months ended December 31, 2001 as a result of the overall decrease in revenues and increase in expenses described above.

   Other Income (Expense) decreased by $9.1 million from $10.7 million in the three months ended December 31, 2000 to $1.6 million in the three months ended December 31, 2001. This reflects a decrease in interest income of $5.3 million from $10.5 million in the three months ended December 31, 2000 to $5.1 million in the three months ended December 31, 2001, due to lower interest rates and lower cash balances as funds were used for capital expenditures. This also reflects a decrease in Other, net, which, for the three months ended

December 31, 2001 included foreign exchange losses of $1.1 million compared to $3.4 million of gains in the three months ended December 31, 2000. These gains and losses related primarily to settlement of euro-denominated outsourcing sales and related costs.

   Provision for Income Taxes decreased from $5.5 million in the three months ended December 31, 2000 to $1.6 million in the three months ended December 31, 2001 primarily because of decreased income.

   Net Income (Loss) decreased by $14.8 million from $6.0 million in the three months ended December 31, 2000 to $(8.8) million in the three months ended December 31, 2001 as a result of all the factors described above.

  Nine Months ended December 31, 2001 Compared to Nine Months ended December 31, 2000

  Revenues

   Revenues by Service--Revenues increased $15.2 million, or 3%, from $472.0 million in the nine months ended December 31, 2000 to $487.2 million in the nine months ended December 31, 2001. The increase in revenues was principally the result of increases of $23.5 million, or 11%, in revenues from Network Services and $15.9 million, or 12%, in revenues from Consulting, Integration and Provisioning Services, which were partially offset by a decrease of $22.0 million, or 17%, in revenues from Other Communications Services. Most of the growth in revenues from Network Services came from an $18.4 million increase in sales of intranet services. Most of the growth in revenues from Consulting, Integration and Provisioning Services was the result of our clients' need for local access services to connect to The World Network. The decrease in revenues from Other Communications Services was primarily the result of a $14.1 million decrease in outsourcing services revenues (discussed in more detail below) and an expected $5.4 million decline in our mature X.25 transport services as our clients are migrating to more advanced, non-X.25 based transport services. We expect that Network Services will continue to constitute the largest component of our revenue base going forward. We also anticipate that a significant portion of our future revenue growth will come from Network Services and Consulting, Integration and Provisioning Services.

   Outsourcing services revenues decreased $14.1 million from $132.2 million in the nine months ended December 31, 2000 to $118.1 million in the nine months ended December 31, 2001. This decrease is the result of AUCS clients either ceasing to use AUCS services or transitioning to our services under The World Network. As the termination of the AUCS outsourcing agreement approaches, we expect that we will continue to see a decrease in outsourcing services revenues. Substantially all of the $14.1 million decrease in outsourcing services revenues was in Other Communications Services.

   Excluding the effect of outsourcing services revenues, revenues increased $29.3 million, or 9%, from $339.9 million in the nine months ended December 31, 2000 to $369.1 million in the nine months ended December 31, 2001. The increase is attributable to Network Services, which increased $23.5 million as described above and Consulting, Integration and Provisioning Services, which increased $15.9 million, or 16%, from $97.4 million in the nine months ended December 31, 2000 to $113.3 million in the nine months ended December 31, 2001. These increases were partially offset by a decrease in revenues from Other Communications Services of $7.9 million, or 30%, from $26.2 million in the nine months ended December 31, 2000 to $18.3 million in the nine months ended December 31, 2001.

   Revenues by Distribution Channel--Revenues from our country representatives decreased $4.4 million, from $299.1 million in the nine months ended December 31, 2000 to $294.8 million in the nine months ended December 31, 2001 despite a 6% increase in the number of our country representative clients from 1,462 as of December 31, 2000 to 1,544 as of December 31, 2001 and an increase in the number of our country representatives from 55 as of December 31, 2000 to 57 as of December 31, 2001. The decrease in revenues from our country representatives was primarily the result of the decline in outsourcing services revenues. Excluding the effect of the decrease in outsourcing services revenues, revenues from country representatives increased by $1.0 million from $282.4 million in the nine months ended December 31, 2000 to $283.3 million in the nine months ended December 31, 2001.

   Revenues from our alternate sales channels increased $19.5 million, or 11%, from $172.9 million in the nine months ended December 31, 2000 to $192.4 million in the nine months ended December 31, 2001, despite a decline in our alternate sales channel partners' clients from 987 clients as of December 31, 2000 to 905 clients as of December 31, 2001. The decline represents a decline of 226 outsourcing services clients partially offset by an increase of 144 non-outsourcing services clients. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels increased $28.3 million from $57.5 million in the nine months ended December 31, 2000 to $85.8 million in the nine months ended December 31, 2001.

   Revenues by Region--The largest portion of our revenue increase, billed on a regional basis, occurred in the Asia Pacific region where revenues increased $19.7 million, or 53%, from $37.2 million in the nine months ended December 31, 2000 to $56.8 million in the nine months ended December 31, 2001. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market. Revenues billed in the Americas increased $1.2 million, or 1%, from $105.5 million in the nine months ended December 31, 2000 to $106.7 million in the nine months ended December 31, 2001. Revenues billed in the EMEA region decreased $5.7 million, or 2%, from $329.4 million in the nine months ended December 31, 2000 to $323.6 million in the nine months ended December 31, 2001. This decrease is the result of a $14.4 million decrease in outsourcing services revenue offset by an increase in non-outsourcing services revenues due to the addition of new clients and increases of sales to existing clients.

  Expenses

   Country representative compensation expense decreased $592,000 from $166.7 million in the nine months ended December 31, 2000 to $166.1 million in the nine months ended December 31, 2001. Approximately $5.0 million of this decrease is related to outsourcing services revenues because outsourcing services revenues in the prior period did not have associated country representative compensation. The balance of this expense increase results from a change in product mix and the impact of varying margins between products.

   Bandwidth and related costs increased $666,000, or 1%, from $92.5 million in the nine months ended December 31, 2000 to $93.2 million in the nine months ended December 31, 2001. Lease expense, the largest component of bandwidth and related costs, decreased $10.5 million, or 15%, from $71.4 million in the nine months ended December 31, 2000 to $60.8 million in the nine months ended December 31, 2001. Amortization of purchased capacity increased $11.4 million, from $11.8 million to $23.3 million over the period. Both the decrease in lease expense and the increase in amortization were a result of owning a larger portion of our bandwidth capacity in the backbone of our network. The Company has acquired bandwidth with a net book value of $36.3 million at December 31, 2001 from network service providers who have filed, or their parent Company has filed, for bankruptcy. The bandwidth is operational and the Company has received no indication from the providers that service will be discontinued. As a result, the Company believes that the carrying value of the assets is not impaired. An impairment charge may be recorded if events or changes in circumstances indicate that the carrying value of the assets is no longer realizable. See Note 10 in the Notes to the Consolidated Financial Statements.

   Network operations expense increased $19.0 million, or 33%, from $57.9 million in the nine months ended December 31, 2000 to $76.9 million in the nine months ended December 31, 2001. This increase is primarily attributable to an increase in depreciation expense related to network equipment of $9.0 million, or 62%, from $14.6 million in the nine months ended December 31, 2000 to $23.6 million in the nine months ended December 31, 2001. Additionally, stock-related compensation charges increased $1.7 million, from $233,000 in the nine months ended December 31, 2000 to $1.9 million in the nine months ended December 31, 2001. A one-time stock-related compensation credit of $1.6 million in the prior period resulted from an amendment to one of the Company's stock-based compensation plans. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

   Selling, general and administrative expenses increased $28.0 million, or 20%, from $142.4 million in the nine months ended December 31, 2000 to $170.5 million in the nine months ended December 31, 2001. Stock- related compensation charges increased $4.0 million, from $6.7 million in the nine months ended December 31, 2000 to $10.7 million in the nine months ended December 31, 2001. A one-time stock-related compensation credit of $3.6 million in the prior period resulted from an amendment to one of the Company's stock-based compensation plans. Additionally, during the nine months ended December 31, 2001, a non-cash $1.1 million stock-related compensation charge related to the acceleration of vesting of options of a terminated employee was offset by a non-cash $1.0 million credit related to the forfeiture of non-vested options of terminated employees. Our sales support expenses for multinational activities increased $14.8 million from $50.8 million in the nine months ended December 31, 2000 to $65.6 million in the nine months ended December 31, 2001 which was directly related to client attainment efforts. Sales and marketing personnel-related expenses increased $11.2 million from $49.9 million in the nine months ended December 31, 2000 to $61.1 million in the nine months ended December 31, 2001 due to increased sales and marketing efforts to increase our revenues. Advertising expense decreased $1.4 million from $5.4 million in the nine months ended December 31, 2000 to $4.0 million in the nine months ended December 31, 2001. Administrative expenses, excluding stock-related compensation expense, increased by $1.9 million from $16.9 million in the nine months ended December 31, 2000 to $18.8 million in the nine months ended December 31, 2001.

   Operating Income (Loss) decreased by $32.0 million, from $12.5 million in the nine months ended December 31, 2000 to $(19.5) million in the nine months ended December 31, 2001 despite an overall increase in revenues, as a result of increased expenses as discussed above.

   Other Income (Expense) decreased $15.6 million, from $26.9 million in the nine months ended December 31, 2000 to $11.3 million in the nine months ended December 31, 2001. This decrease reflects a decrease in interest income of $13.3 million, from $33.5 million to $20.2 million, due to lower interest rates and lower cash balances as funds were used for capital expenditures during fiscal year 2001. The decrease also reflects a change in Other, net, which, for the nine months ended December 31, 2001 included foreign exchange gains of $1.5 million compared to $1.8 million of gains in the prior period related primarily to settlement of euro-denominated outsourcing sales and related costs and communication lines purchases. Other, net for the nine months ended December 31, 2001 also included an impairment loss of approximately $2 million related to the reduction of the carrying value of a non-marketable investment.

   Provision for Income Taxes decreased from $20.4 million in the nine months ended December 31, 2000 to $1.0 million in the nine months ended December 31, 2001 primarily because of decreased income.

   Extraordinary Item, Net of Income Taxes for the nine months ended December 31, 2000 represents the write-off of unamortized debt issuance costs associated with the $49.6 million of long-term debt which was repaid prior to its due date according to the debt agreement.

   Net Income (Loss) decreased from $18.4 million in the nine months ended December 31, 2000 to $(9.8) million in the nine months ended December 31, 2001 due to the factors described above.

Liquidity and Capital Resources

   Net cash provided by operating activities during the nine months ended December 31, 2001 was $83.6 million compared to $44.5 million during the nine months ended December 31, 2000. This fluctuation was primarily a result of changes in accounts receivable which provided cash of $58.0 million in the nine months ended December 31, 2001 compared to a use of cash of $52.7 million in the nine months ended December 31, 2000.

Additionally, depreciation and amortization increased by $21.2 million due to the expansion of The World Network and newly introduced ATM capability. These changes were partially offset by changes in accounts payable which provided cash of $13.3 million in the nine months ended December 31, 2000 compared to a use of cash of $33.7 million in the nine months ended December 31, 2001. Additionally, net income decreased by $28.1 million and income taxes payable decreased by $18.6 million. Net cash used in investing activities for the nine months ended December 31, 2001 was $46.3 million compared to $577.7 million during the nine months ended December 31, 2000. This fluctuation was primarily due to purchases of securities available-for-sale during the prior year and a decrease in purchases of property, equipment and communication lines of $11.5 million. Cash used in financing activities for the nine months ended December 31, 2001 was $5.3 million compared to net cash provided by financing activities of $10.4 million for the nine months ended December 31, 2000. This fluctuation was the result of net proceeds from issuance of long-term obligations during the nine months ended December 31, 2000.

   In December 2001, we acquired a new four story, approximately 120,000 square foot, office building adjacent to our existing headquarter facilities to accommodate current and future growth. The building was purchased for cash in the amount of $25.3 million and will require interior leasehold improvements ranging from $6 to $10 million. We initially plan to use one floor, approximately 30,000 square feet. The unoccupied space will be offered for lease to third parties until we need it to accommodate additional growth.

   As of December 31, 2001, we had cash and cash equivalents of $169.6 million, short-term investments of $354.0 million, working capital of $539.5 million and total assets of $1.4 billion. Indebtedness under our senior secured credit facility totaled $88.9 million as of December 31, 2001 with additional borrowings available under this facility of $99.6 million. Building mortgage indebtedness as of December 31, 2001 totaled $22.7 million.

   Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months. We expect capital expenditures for the next twelve months to be at levels similar to the preceding twelve month period, excluding the building purchase.

Deferred Tax Asset

   During the year ended March 31, 2001, we filed a request for determination from the Internal Revenue Service ("IRS") regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which we obtained access to the customers of AUCS and cash of $40 million in exchange for the issuance to the stockholders of 47.84 million shares of our Class B common stock. In November 2001 we received a favorable determination from the IRS that an intangible asset relating to the access to the AUCS customers was created by the transaction. The intangible asset, that will be amortized in our tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly in the three months ended December 31, 2001, we recorded a deferred tax asset of approximately $171.0 million. Staff Accounting Bulletin 48, "Transfer of Nonmonetary Assets by Promoters or Shareholders," requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company's initial public offering be recorded at the transferor's historical cost basis. Accordingly, for financial statement purposes, the access to the AUCS customers was valued at the stockholders' basis of $0. Correspondingly, the credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders' equity, net of directly related costs.

   At December 31, 2001, our net deferred tax assets totaled $165.1 million which are principally comprised of the intangible asset discussed above. We estimate that we must generate income taxable in the United States of $13 million per year over the amortization and carryforward periods in order to fully utilize the net deferred tax assets. We believe that our future United States taxable income will be sufficient to utilize the full amount of the net deferred tax assets. However, should our estimates of future United States taxable income decrease, we may be required to reduce all or part of the net deferred asset to an amount expected to be utilized over the amortization and carryforward periods. Such a reduction would result in a charge to income tax expense and that charge could be material.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interest method. We do not believe that the adoption of SFAS No. 141 will have any effect on our financial position and results of operations.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which becomes effective for us beginning April 1, 2002. This statement changes the method of accounting for goodwill to a test for impairment and requires among other things, the discontinuance of goodwill amortization. We do not believe that the adoption of SFAS No. 142 will have a significant effect on our financial position or results of operation.

   SFAS 143 "Accounting for Asset Retirement Obligations" which becomes effective for us on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

   SFAS No. 144 "Impairment or Disposal of Long-Lived Assets" will become effective for us on April 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses the accounting for a segment of a business accounted for as a discontinued operation. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risks, which arise during the normal course of business from changes in foreign exchange rates and interest rates. A discussion of our primary market risks associated with our available-for-sale securities, long-term debt exposure and foreign currency transactions is presented below.

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

   The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of December 31, 2001 are as follows:

                                   Carrying             Maturity during Fiscal Year
                                    Amount  --------------------------------------------------
                                   12/31/01  2002    2003     2004    2005    2006   Thereafter Fair Value
                                   -------- ------  -------  ------  ------  ------  ---------- ----------
Investment
Cash equivalents.................. 108,227                                                       108,227
Weighted average interest rate....    2.34%
Short-term investments............ 354,019  38,941  137,109  75,094  40,651  14,755    47,469    354,019
Weighted average interest rate....    4.39%   2.29%    4.97%   5.37%   4.74%   3.34%     5.10%

Long Term Debt
Secured bank notes................  88,875   1,913    7,426  28,802  15,301  27,113     8,320     88,875
Average interest rate.............    5.09%   5.09%    5.09%   5.09%   5.09%   5.09%     5.09%
Mortgage loan.....................  22,680     425    1,701   1,701   1,701   1,701    15,451     22,680
Average interest rate.............    4.50%   4.50%    4.50%   4.50%   4.50%   4.50%     4.50%

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

   In connection with the mortgage loan related to the purchase of our headquarters facility, we entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk.

Commercial Contracts with Related Parties

   Some of our country representatives are related parties where either (1) we hold more than twenty but less than fifty percent ownership interest or (2) a country representative is owned, directly or indirectly, by one of our stockholders. In each such case, our agreement with the related party acting as our country representative is our standard services agreement. Additionally, we have alternate sales channel agreements with some of our stockholders that allow these stockholders to resell our services under their brand names or to package them with other services they provide to their customers. These alternate sales channel agreements are generally under the same terms as alternate sales channel agreements we enter into with other communications providers. Finally, from time to time we lease transmission capacity from some of our stockholders where they are existing local carriers. These leases are short term and at tariff rates in regulated markets and at standard market rates in unregulated markets.

Foreign Exchange Risk

   We invoice substantially all sales of our services to our country representatives and sales channel partners, except outsourcing services and assignment agreements with AUCS, in U.S. dollars. However, many of our country representatives derive their revenues and incur costs in currencies other than U.S. dollars. To the extent that the local currency used by the country representative fluctuates against the U.S. dollar, the obligations of the country representative may increase or decrease significantly and lead to foreign exchange losses or gains. We assume the exchange rate risk for our consolidated country representatives, however, our non-consolidated country representatives assume the exchange rate risk under our country representative structure.

   Our exposure to exchange rate fluctuations primarily arises from outsourcing services and assignment agreements with AUCS, which are denominated in euros as well as operating costs associated with such agreements. Approximately 20% of our revenues for the three months ended December 31, 2001 were generated from the euro-denominated AUCS agreements. The revenues and the related costs result in a net euro exposure of the gross profit, which is equal to approximately 20% of revenues. The euro-denominated gross profit is offset by other euro-denominated operating costs from our european subsidiaries and generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects us to exchange rate risk on settlement of the receivables and payables. Euro-denominated cash, accounts receivable and accounts payable related to the AUCS agreements were a net asset of $24.0 million as of December 31, 2001.

   We monitor our exposure to exchange rate fluctuations through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

   As of December 31, 2001, we were primarily exposed to the following currencies: the euro, the British pound, and the French franc. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $868,000 as of that date.

Euro Conversion

   On January 1, 1999, 11 of the 15 member countries of the European Union introduced a new currency, the "euro". The conversion rates between the euro and the participating nations' existing legacy currencies were fixed irrevocably as of December 31, 1998. Prior to full implementation of the new currency on January 1, 2002, there was a transition period during which parties may, at their discretion, use either the legacy currencies or the euro for financial transactions.

   We are not aware of any material operational issues or costs associated with preparing internal systems for the euro. While it is not possible to accurately predict the impact the euro will have on our business or on the economy in general, management does not anticipate that the euro conversion will have a material adverse impact on our market risk with respect to foreign exchange, our results of operations, or our financial condition.

                                   PART II:

ITEM 1.  Legal Proceedings

   On December 5, 2001, a complaint was filed against us and our Chief Executive Officer, Jose A. Collazo, in the United States District Court, Central District of California. The complaint, captioned Paul Belenardo and Michael Amron, individually and on behalf of all others similarly situated v. Infonet Services Corp. and Jose A. Collazo, Case No. 01-10456 NM (CWx), alleges that the lawsuit is a securities class action on behalf of public investors who purchased our securities during the period from December 16, 1999 through July 31, 2001. The complaint further alleges that we failed to disclose material business problems with our AUCS channel and that we disseminated false and misleading statements regarding the demand for and market acceptance of our products, the strength of our technologies and our competitiveness and trends in our business. The plaintiffs assert counts against us and Mr. Collazo for violations of Section 11 of the Securities Act of 1933, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs also assert a count against Mr. Collazo for violation of Section 20(a) of the Securities Exchange Act of 1934. The plaintiffs have requested a judgment determining that the lawsuit is a proper class action, awarding compensatory damages and/or rescission, awarding costs of the lawsuit and awarding such other relief as the court may deem just and proper. Following the filing of the Belenardo complaint, a series of related class action lawsuits were also filed in the United States District Court, Central District of California against us and certain of our officers and directors, in each case on behalf of the same proposed class. These complaints also allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations of Section 20(a) of the Securities Exchange Act of 1934. Some of these complaints also allege violations of Section 11 of the Securities Act of 1933. As of February 7, 2002, we have received or learned of the following additional complaints:

      Jane Gardner v. Infonet Services Corporation, et al, No. 02cv1102 (Filed 2/5/2002)
      Sanjay Israni v. Infonet Services Corporation, et al, No. 02cv741 (Filed 1/25/2002)
      Don Kellin v. Infonet Services Corporation, et al, No. 02cv676 (Filed 1/24/2002)
      Howard Larsen v. Infonet Services Corporation, et al, No. 02cv631 (Filed 01/23/2002)
      Francis McGovern v. Infonet Services Corporation, et al, No. 02cv532 (Filed 01/17/2002)
      Thomas Howard v. Infonet Services Corporation, et al, No. 02cv507 (Filed 01/17/2002)
      Deutsche Family v. Infonet Services Corporation, et al, No. 02cv470 (Filed 01/16/2002)
      Leonard Greenberg v. Infonet Services Corporation, et al, No. 02cv374 (Filed 1/15/2002)
      Don Kellin v. Infonet Services Corporation, et al, No. 02cv346 (Filed 01/14/2002)

Additional related lawsuits may be filed in the future by separate plaintiffs on behalf of the same proposed class, and we expect that all related lawsuits will eventually be consolidated into a single complaint. We are unable at this time, however, to predict the outcome of this litigation. As of this date, we do not believe that this, or any other litigation to which we are a party, could reasonably be expected to have a material adverse effect on our business. We have not been involved in any litigation that has had a material adverse effect on our business in the past three years. From time to time, we may be involved in other litigation that arises in the normal course of our business operations.

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

  . expansion of our network infrastructure, including acquisition of transmission capacity and continued deployment of our ATM-enabled backbone, of approximately $421.3 million;

  . the purchase of an office building to accommodate future growth of approximately $25.3 million;

  .  to fund operating expenses; and

  .  for general corporate purposes of $6.8 million.

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

   A. See Exhibit Index.

   B. No reports on Form 8-K were filed by registrant during the quarter for which this report is filed.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INFONET SERVICES CORPORATION

                                               By:     /s/  AKBAR H. FIRDOSY
                                                   -----------------------------
                                                         Akbar H. Firdosy
                                                      Chief Financial Officer
                                                    (Chief Accounting Officer)

Date: February 11, 2002

                                 Exhibit Index

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

10.1(b)   Form of Incentive Stock Option Award Agreement, filed with the Company's Form 10-Q for the period ended December 31, 2000

10.1(c)   Form of Stock Option Award Agreement, filed with the Company's Form 10-Q for the period ended
          December 31, 2000

   10.2   Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and
          Pledge Agreement, filed with the Company's Form 10-Q for the period ended September 30, 2001

10.2(a)   Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan,
          Security and Pledge Agreement, filed with the Company's Form 10-Q for the period ended
          September 30, 2001

10.2(b)   Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to
          Loan, Security and Pledge Agreement

   10.3   Infonet Services Corporation 1999 Stock Option Plan #

10.3(a)   Form of Infonet Services Corporation Incentive Stock Option Award Agreement, filed with the
          Company's Form 10-Q for the period ended September 30, 2001

10.3(b)   Form of Infonet Services Corporation Stock Option Award Agreement, filed with the Company's
          Form 10-Q for the period ended September 30, 2001

   10.4   Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1,
          2000), filed with the Company's Form 10-Q for the period ended September 30, 2001

   10.6   Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated
          Effective as of October 1, 2000), filed with the Company's Form 10-Q for the period ended
          September 30, 2001

   10.7   Senior Secured Credit Agreement, dated as of August 17, 1999#

10.7(a)   Amendment No. 1 to Senior Secured Credit Agreement, dated as of April 20, 2000, filed with the
          Company's Form 10-Q for the period ended June 30, 2000

10.7(b)   Amendment No. 2 to Senior Secured Credit Agreement, dated as of September 29, 2000, filed with the Company's Form 10-Q for the period ended September 30, 2000

10.7(c)   Amendment No. 3 to Senior Secured Credit Agreement, dated as of December 11, 2001

   10.8   Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001, filed with the
          Company's Form 10-Q for the period ended June 30, 2001

  10.10   Standard Infonet Services Agreement #

  10.11   Capacity Right of Use Agreement with FLAG Limited, dated as of June 25, 1999 #

  10.12   AUCS Services Agreement, dated as of September 30, 1999 #

  10.13   AUCS Call Option Deed, dated as of September 30, 1999 #

Exhibit
Number                                               Description
------                                               -----------

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

10.18(a)   Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award
           Agreement for Officers, Directors And Senior Employees, filed with the Company's Form 10-Q for the period ended September 30, 2001

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

10.21(a)   First Amendment to Consulting Agreement of Ernest U. Gambaro

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

--------
# Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-88799), as amended, that was declared effective by the Commission on December 15, 1999.