Form 10-K
period 2002-03-31
INFONET SERVICES CORP
filed 2002-06-27
CIK 1096512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-88799

INFONET SERVICES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4148675
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2160 East Grand Avenue, El Segundo, California 90245-1022
(Address of Principal Executive Offices)

(310) 335-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class B common stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of Class B common stock held by non-affiliates of the Registrant as of June 21, 2002 was approximately $131.9 million based on the closing price on the New York Stock Exchange on June 21, 2002 of $2.04.

The number of shares of the Registrant’s Class B common stock, par value $.01 per share, that was outstanding as of June 21, 2002 was 308,151,438. The number of outstanding shares of the Registrant’s Class A common stock, par value $.01 per share, was 161,403,358 as of June 21, 2002, all of which are held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the Registrant’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 31, 2002.

INFONET SERVICES CORPORATION

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Investors are cautioned that certain statements contained in or incorporated by reference into this Annual Report on Form 10-K, or which are otherwise made by us or on our behalf are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects,” “may,” “potential,” “continue” or similar expressions or the negative of these or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, those discussed under the subheading “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Item 1.    Business

We were incorporated under the laws of the State of Delaware in March 1988. Our fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, we refer to the 52-week periods ended March 31, 2000, March 30, 2001 and March 29, 2002 as the years ended March 31, 2000, 2001 and 2002, respectively.

Overview

We are a leading provider of cross-border managed data communications services for nearly 3,000 multinational enterprises. We formally count over 2,400, including 35% of the top 500 corporations in Business Week’s Year 2000 Global 1000, as our clients given that we do not include customers of resellers for reporting purposes. Our network, which we refer to as The World Network, can be accessed from over 180 countries, making it one of the world’s largest secure data communications networks in terms of geographic coverage. We own and operate our network, which allows us to provide managed data services to our clients on a global basis, an advantage over service providers that do not own an extensive global network. We sell our services directly through our country representatives and indirectly through major international telecommunications carriers and value-added resellers. Our country representatives give us a significant local presence in over 70 countries and territories and strong working relationships with leading local telecommunications providers in these countries. Our diverse client base is comprised of multinational corporations that require cross-border data communications services.

We offer a broad range of integrated service solutions to our clients, such as:

•	Network Services—which include Intranet, Broadband, Internet, Remote Access and wireless access services;

•
Consulting, Integration and Provisioning Services—which include consulting, design, and implementation of each client’s particular networking needs and also includes our Global Connect services whereby we install and manage leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use our Network Services;

•	Applications Services—which include messaging, collaboration, call center, Web hosting and other value-added services; and

•	Other Communications Services—which include X.25 transport services, service access fees and other communications services.

We take a consultative, applications-oriented approach to identifying client needs and developing customized solutions. In addition, we offer a consolidated billing, management and support system that provides a complete solution for all of the external and internal data communications services that our multinational clients require. Our approach is to integrate our full range of services with the data communications and network operations of our clients. We believe that our ability to provide a comprehensive solution to our clients gives us a key competitive advantage over other data service providers because our approach is costly to develop and difficult to replicate.

We own and operate The World Network, an extensive and versatile ATM-based network that provides the delivery platform for our integrated, enterprise-wide communications solutions. This global private network enables our clients to deploy and manage applications effectively by combining reliability, security, high performance and a broad range of functions using a variety of network protocols.

Our global country representative sales and support structure gives us a strong presence in each of our markets. We believe this structure also provides us with a competitive advantage over other data service providers who do not have comparable levels of expertise regarding local operating, regulatory and market conditions.

Our current stockholders include six of the world’s largest telecommunications companies which, through ownership of our Class A and Class B common stock, collectively possess approximately 95% of our total voting power. They are:

•	KDDI—KDDI Corporation (Japan);

•	KPN—KPN Telecom B.V. (The Netherlands);

•	Swisscom—Swisscom AG (Switzerland);

•	Telefonica—Telefonica International Holding B.V. (Spain);

•	Telia—Telia AB (Sweden); and

•	Telstra—Telstra Corporation Limited (Australia).

The World Network

We own and operate The World Network, one of the world’s largest seamless advanced fiberoptic global data networks in terms of geographic coverage, which is accessible from over 180 countries. Our network supports the major data communications protocols that allow us to offer a broad range of services. Our network architecture allows us to respond quickly to our clients’ changing needs for increased bandwidth capacity, reliability and security while continuing to manage data traffic patterns efficiently. Because we manage our network on an end-to-end basis, we are better able to control and customize the services delivered to our clients.

The World Network is based upon a four-tier hierarchical structure, which we believe provides a competitive advantage because it allows for efficient traffic management, higher performance and reduced cost. This four-tiered hierarchical structure is comprised of high bandwidth Global Switching Nodes, mid-bandwidth Regional Switching/Access Nodes, lower-bandwidth Local Access Nodes and Local Access solutions.

Global Node Locations

We use our Global (or Backbone) Switching Nodes to cost effectively aggregate and distribute interregional network traffic flows. They are the major backbone switching locations within The World Network. Each of these node locations is equipped with Marconi ATM switches, interconnected by fiber optic transmission trunks ranging from 45 megabits per second, or Mbps, to 2.5 gigabits per second, or Gbps, and is capable of accepting multiple channel inputs of data. There are 70 Backbone Switching Node locations presently in service and located in 30 countries. These nodes also serve as Regional Switching/Access Nodes and Local Access Nodes.

Regional Switching/Access Node Location

We use our Regional Switching/Access Nodes to aggregate regional traffic and provide access to The World Network for clients with bandwidth-intensive applications. These nodes provide both switching and access services within The World Network. Each of these node locations is equipped with Marconi, Cisco, and/or Nortel devices. The Nortel Passport switches provide Frame Relay capability as well as high capacity access to the Backbone Switching Nodes through our backbone. The Cisco hub and access routers provide high capacity local access for our clients and aggregation services for regional Internet Protocol, or IP, traffic. The Cisco hub routers can also use the Nortel Passport switches for connection to the Backbone Switching Nodes to exchange data interregionally. Our Marconi equipment enables us to provide ATM services. There are 130 Regional Switching/Access Node locations in 52 countries. The customer access speeds range from 2Mbps to 45Mbps. These nodes also serve as Local Access Nodes.

Local Access Node Location

We use our Local Access Node Locations to provide local access for customer services. These nodes enable our clients to connect to and use applications using IP, Frame Relay and X.25 protocols through dedicated and dial-up access. Each of the node locations is equipped with Cisco, Nortel and/or Lucent devices. The Cisco routers provide dedicated IP access, the Nortel devices provide dedicated access using both Frame Relay and X.25, and the Lucent devices provide dial-up access. There are 160 Local Access Node locations in 54 countries. The customer can access The World Network at speeds up to 2 Mbps. We are also able to extend our network reach to countries where the communications infrastructure is not available by using satellite services, which are integrated into The World Network.

Local Access Solutions

In order to further expand our reach for our customers within certain countries and metropolitan areas, we are implementing several key initiatives:

In-Country Networks.    The In-Country Network initiative is designed to expand our reach throughout a country, and thus decrease our customers’ access costs. The In-Country Networks we are implementing are transport technology neutral, enabling us to provide a complete suite of access services at a more competitive price for our network services. We have successfully deployed In-Country Networks in the United States and France, and are currently implementing In-Country Networks in the United Kingdom, Germany, and Italy. We are also evaluating additional countries in which to commence deployment later this year. By using an end to end managed “VPOP” (virtual points of presence) solution, we expect to realize significant cost reductions while maintaining quality levels of service.

The Optical Strategy.    Optical technology deployed in the network is the next evolutionary step for Infonet. While it is not our current intent to create a separate optical backbone, we will continue to deploy optical network capabilities as an enhancement to our current infrastructure. We intend to limit this deployment in the current fiscal year to places where we have heavy capacity requirements and where the deployment will result in overall cost reductions. This solution is being implemented primarily in metropolitan areas, with the first deployment in New York City already completed and several more in progress.

Client Access.    Clients can access The World Network either directly using a dedicated line or through dial-up services by connecting through Local Access Nodes, Regional Switching/Access Nodes, or via our

interconnection with the national data network of our local telecommunications partners. A country representative arranges dedicated access through a leased line with speeds up to 45 Mbps or via the national data network of the local telecommunications partner. Dial-up services offer local and remote access to The World Network through the local public telecommunications network. We plan to offer additional access methods and adapt them to our backbone for increased efficiency. Among those services planned or under review for clients that require higher speed access are digital subscriber line or DSL and broadband wireless remote access. In remote locations clients can access The World Network via satellite services. Clients can choose to have us manage their entire provisioning and support at and between each client location.

Backbone Capacity

Our backbone connects all nodes on The World Network. Traditionally, we have obtained backbone capacity from major telecommunications carriers through short-term leases. As bandwidth prices began to drop and purchased bandwidth became available, we replaced some of our short-term leases on major international and regional routes with more economical longer-term solutions. The term “purchased bandwidth”, which is used throughout this document, refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and IRUs (Indefeasible Rights of Use). In the current competitive market, we have reverted to short-term leases to improve our flexibility and to take advantage of the ongoing cost reductions. We have invested significant capital resources to expand and upgrade our network in order to maintain our competitive advantage. In collaboration with Hughes Electronics, we are also using satellite technology as a fill-in strategy to provide satellite links to The World Network where terrestrial connections or alternative paths for specific high availability applications are not available.

Network Protocols

Our network strategy is to support a wide range of managed data communications services over a common infrastructure. As such, our global network infrastructure supports a variety of protocols including ATM, Frame Relay, IP and X.25. Our existing network offers seamless managed data communications services on a worldwide basis. We are currently implementing MPLS Class of Service (CoS). This new data communications service extends to our IP customers the capability to prioritize the delivery of their data by application, ensuring that mission-critical applications receive a higher priority than other data transmissions. This capability already exists for our ATM and Frame Relay customers.

Our ATM-based network is able to support broadband services that require asynchronous networking capabilities (for example, video services), as well as provide transport for aggregated data between our Regional Switching/Access Nodes and our Global Switching Nodes. Our ATM network is the transport platform for our managed data communications services. Our ATM network allows for the efficient and high-speed transport of voice, video and data traffic over a single network. This capability not only enables us to further leverage our network assets, but also allows us to capitalize on the demand for anticipated new service offerings that combine voice, video and data. Furthermore, as client demand for additional bandwidth, faster transmission speeds and enhanced service quality increases for applications such as desktop videoconferencing, we believe our investment in ATM technology will position us as a leading provider of these services.

Network Management

We manage our network and monitor its operation 24-hours a day, seven days a week through two network control centers located in Los Angeles and Brussels and three global customer assistance centers located in Los Angeles, Tokyo and Redditch, England. The total customer support operations consist of multilingual, technologically experienced staff in over 60 countries.

Our network management infrastructure is an integral component of the seamless delivery and management of our suite of services. We proactively monitor the “real-time” status of over 10,000 network components that provide performance feedback on a daily basis. Consistent information is available to all global support entities using trouble tracking services, network alerts and alarms, change configuration and security management processes. We continue to enhance these capabilities by adding automation tools and providing on-going training.

Network Security

We have built and maintain an advanced security and control structure. Because we manage our global network from end-to-end, we maintain central control of network access, operations and maintenance. We protect our network through various means including firewalls, intrusion detection platforms, network address translation, filtering and network architecture structures, as well as various dedicated network and remote access authentication processes.

Backup Network Control Centers and Nodes

We also have a backup network control center in Chantilly, Virginia, which we created to assume network control center operations in the event of a disaster or similar emergency. In addition, in order to lower the potential exposure from major failures or disasters affecting a node, we have implemented secondary nodes capable of assuming the traffic of our primary nodes. The fiber connections in the area and, where feasible, client access lines are split between the two nodes. Thus, transit traffic through a city can continue to flow in the event of a major failure or disaster affecting one of the two nodes. We have implemented secondary nodes in London, New York and Los Angeles, and we will soon have a secondary node installed in Sydney.

Circuit Diversity

With rare exceptions, nodes are connected to at least two other nodes via redundant connections so that no single connection failure will result in the isolation of the node. The failure of a connection results in the automatic rerouting of traffic to one or more alternate network paths. In the event of a node outage, transit traffic is automatically rerouted to paths around the failed node. In addition, we have, over our operating history, sought to ensure that our circuits are, as much as possible, diversely routed so that a major failure by a carrier in a given route does not result in a total network outage to our clients.

Disaster Recovery

Under our disaster recovery plan, we distribute our critical operations over two to three global regions, which constantly share information with one another. Each of our network control centers and customer assistance centers are essentially self-contained units located in diverse geographic regions, and thus provide natural disaster backup for each other as described below:

•	Network Control Centers in Los Angeles and Brussels;

•	National Customer Assistance Centers in 58 countries;

•	Global Customer Assistance Centers in Los Angeles, Tokyo and Redditch, England;

•	Second Level Customer Assistance in Los Angeles, Brussels and Tokyo; and

•	Third Level Customer Assistance in Los Angeles and Brussels.

Within the backbone, we have minimized the risk of node outages by placing our nodes in highly secure facilities and by requiring dual cable entrances, diversely routed circuits, uninterruptible power supplies and back-up generators. However, clients who need quick recovery from disasters or failures affecting a node can supplement their service with our Failure Recovery Service, which provides access to an alternate Infonet node via a leased line, dial-up access backup or satellite services. We provide this service on an automatic or manual backup basis.

Quality Standards

We perform ongoing quality system audits and conduct client satisfaction surveys. As a result, we receive constant performance feedback to ensure that our quality systems meet client needs and our guaranteed network availability. We have achieved ISO 9001 registration for several of our services.

Market Opportunity

Industry Drivers

As networks continue to become more critical to enterprises worldwide, and as network technologies continue to evolve and become more diverse, IDC, a leading industry analyst firm, sees professional managed bandwidth providers emerging as one of the most sought after service providers. For example, IDC research shows that 48% of US medium-large companies use some form of IP VPN; and this is up from 30% in the previous year. Similarly European enterprise use of IP VPN has jumped from 21% in 2001 to 42% in 2002. IDC expects the combined US and European market for network-based IP VPN services to more than triple in revenues between 2001 and 2005, growing from $3 billion in 2001 to $9.8 billion in 2005. During this same period, IDC expects the US-Europe frame services market to add $5 billion of revenue, and grow from a $10 billion market in 2001 to $15.3 billion in 2005.

We believe that this growing market provides an attractive opportunity for marketing managed data communications services to multinational corporations that are attempting to address their mission-critical global communications needs. These corporations require integrated solutions that span multiple countries, have guaranteed network availability, can deliver continuous increases in speed and capacity and provide local service and support. The demand for these managed data services has dramatically increased because of the following factors:

•	globalization of business and increased need for connecting international locations;

•	rapid expansion of Internet protocol, or IP, based applications;

•	rising importance of data communications as a service critical to a corporation’s success; and

•	increased outsourcing of corporate data communications.

Globalization of business and increased need for connecting international locations.    Over the past several decades, corporations have significantly increased the international scope of their businesses. These corporations have opened and made direct investments in branch offices, factories, and other local representative facilities around the globe. It is critical for these corporations to share information accurately and expediently among their geographically dispersed locations, as well as with their traveling and telecommuting employees. New technologies and advanced remote access alternatives are enabling these companies to connect their geographically dispersed offices and employees to corporate and public networks at greater speeds, as well as from more varied locations.

Rapid expansion of Internet-based applications.    IP-based applications, including Web-enabled extranets, enterprise applications such as Enterprise Resource Planning (ERP), Supply Chain Management (SCM), and Customer Relationship Management (CRM), are rapidly expanding as an important medium for global communications and e-commerce with the potential to connect a large number of geographically dispersed offices, employees, customers, suppliers and partners. These Internet-based applications have emerged as a strategic component of business, and investment in Internet services has increased dramatically. Given both the significant investment often made in enterprise applications and the importance of their performance for highest return on investment, many companies have turned to a private, fully managed network to replace their use of the public Internet. While the public Internet appears to have an attractive price proposition, its inherent lack of reliability and security for mission-critical data communications has forced many corporations to seek assistance from service providers and data network companies to enhance the quality of their Internet communications or to design and implement high performance private networks.

Rising importance of data communications as a service critical to a corporation’s success.    An increasing number of businesses are investing in data networks to achieve higher levels of productivity and lower operating expenses. Increasingly, corporate intranets, public Internet Web sites, extranets and other managed data networks are creating competitive advantages for companies that use them to foster internal communications and e-commerce, recruit new employees, communicate with customers, penetrate new market segments and collect market information. Corporations are demanding that their networks deliver data quickly, consistently and globally. In addition, they want the flexibility to upgrade their networks as the complexity of their applications grows and technologies change. These corporations also require networks that operate 24-hours a day, seven days a week, and that offer application support and a broad range of functions, such as security, remote access and reliability.

Increased outsourcing of corporate data communications.    Corporations are focusing their resources on their core competencies. Investing in resources and personnel required to maintain in-house private corporate networks is costly and difficult, especially given the risk of technological change. The ongoing expansion of multinational businesses and new developments in technology, have made it difficult for in-house solutions to keep pace with corporate needs. Therefore, corporations have sought third parties to provide managed data communications services. Given the costs and difficulties involved in implementing international network solutions, we believe that multinational corporations will increasingly outsource their cross-border data communications needs.

Business Strategy

Our goal is to be the leading provider of global data communications services to multinational corporations. We currently expect to pursue the following strategic aims:

Focus on multinational clients that require data communications solutions

We expect to continue to focus on multinational corporations with cross-border managed data communications needs. We believe that the rapid pace of technological change, and the resultant complexity of, and resources necessary to, maintain network communications services are causing large multinational corporations to outsource their data communications services to allow them to focus their resources on their core competencies. Our flexible network architecture, local presence in more than 70 countries and territories and consultative sales approach allow us to tailor our data communications solutions to meet our clients’ needs. Given the global reach of our network, our local support services and our reputation for reliable and innovative services, we believe we can further penetrate the market for global data services. Correspondingly, as part of our strategy, we launched a global branding program in 2001 to increase awareness of our services and the Infonet brand.

Upgrade and expand our global network

We intend to continue to upgrade and further expand The World Network as necessary to maintain our competitive advantage and to service our clients. We believe that these investments in The World Network will enable us to exploit economies of scale associated with high volume transmission capacity and better meet our clients’ requirements for higher speed connections. Also, as part of this strategy, we continue to deploy ATM backbone switches to connect our core network nodes around the world. We believe this ATM network will provide greater capacity and improved functionality. We expect to use our ATM network as a platform to offer a broader range of value-added services that combine voice, video and data. We have launched our MPLS networking capability for IP Virtual Private Networks, or VPNs (both public and private), along with a comprehensive Class of Service (CoS) offering. Equally important, we have launched our IP VPN Offnet service, which allows customers to leverage the public VPN solutions and greatly increase the “reach” of Infonet’s global networking capabilities.

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

Provide the highest level of quality and reliability for our services

We are committed to maintaining the highest level of quality and reliability in delivering data communications services over our network. Using our network management tools and systems, we are able to proactively monitor our global network operations and respond quickly to client problems, 24-hours a day, seven days a week. We consistently meet or exceed our quality standards, reflecting our guarantee of network availability. In addition, we support our clients through our extensive local operations. To ensure this quality, we continue to make investments in client service and support, and continually evaluate our performance in order to retain our valued clients. We also continually hire and train experienced and technically sophisticated network support and services personnel. Our commitment to providing high quality services is evidenced by our receipt of numerous industry awards, including the World Communication Awards 2000 for “Best Customer Care” and “Best Carrier.” In October 2001, February 2002 and June 2002, we were named “Best in Class” in a report and analysis of global service providers undertaken by Telemark Consulting Ltd., and we recently received the Network & Telecom 2002 Annual Enterprise Award, reader’s choice award, for “Best Corporate Telecom Provider.”

Develop value-added services to meet our clients’ needs

We are committed to developing innovative products designed to meet our clients’ needs. Product initiatives include expanding into the wireless data market by providing mobile access to remote users and by providing wireless operators the global network connectivity they need to offer worldwide mobile Internet services (in this regard, Infonet is continuing to leverage its networking knowledge to be a GRX provider to General Packet Radio Service, or GPRS, operators). The GRX service allows mobile wireless data users to travel among various wireless providers without losing their connection. From a public viewpoint, our commitment to continual product innovation is evidenced by our winning Data Communications’ Hot Product of the Year award five times since 1994 and most recently by our winning the Ovations Award for “Innovation in Mobile Network Design” in 2001. We intend to continue developing value-added services through internal expansion and partnerships to allow us to derive additional revenue from our existing client base and to attract new clients.

Our Service Solutions

Our business focuses on providing mission critical value-added global data communications services to meet our clients’ global data communications needs. We use our extensive portfolio of products and services to provide total global solutions to our customers. By taking a consultative, application-oriented approach to identifying customer needs and developing customized solutions, we offer our clients either individual services that they can use as part of their own networks or more integrated solutions that combine several of our services. Examples of how our services and solutions meet our clients’ needs include:

•	For AOL, a leading interactive media company, we provide call center capabilities throughout Europe to distribute customer queries to the most qualified AOL support personnel;

•	For Nestle, a leading consumer products company, we provide enterprise-wide services in over 40 countries; and

•	For IBM, a leading manufacturer and seller of computer services, hardware and software, we provide multimedia services in 10 countries throughout Asia Pacific.

The World Network is the physical platform across which we deliver all of our services. Our Global Network Management/Local Support infrastructure is a combination of support, billing, management and personnel, that allows us to offer our solutions seamlessly throughout the world. We deliver our services through an infrastructure comprised of technology, connectivity, tools, processes and personnel, and we provide global performance through our network of nodes, switches, circuits and terminating devices, combined with the management systems and processes for change, configuration, security, billing and accounting.

We develop client solutions with our country representatives responsible for serving each client location. To ensure the quality of the implementation we provide, an experienced global project management team that oversees the deployment of each client solution, using a highly-developed set of systems, processes and infrastructure, which have been developed, tested and improved over the last 30 years. After installation, our integrated global billing system enables us to provide our clients a single invoice for all services.

We believe the time and capital that would be required to duplicate our global capabilities provides us with a significant competitive advantage.

Our services are organized into four categories: Network Services; Consulting Integration and Provisioning Services; Application Services and Other Communications Services.

Network Services

We offer multinational corporations and our sales channel partners private managed data services. Our clients use these services to manage information among their worldwide locations. For example, manufacturing companies use our services to integrate production and inventory schedules, technology companies use our services to transmit design files and financial institutions use our services to connect their trading desks. Typically, clients employ these services to transmit information that is critical to their daily operations. Within Network Services, we offer Intranet, Broadband, Internet, Remote Access and Wireless Services.

Intranet Services.    Infonet was the first company to offer “application defined” worldwide frame relay services in more than 65 countries with customized performance levels. Through this service, we enable our customers to assign quality of service levels to frame relay traffic for each application. We offer our customers three levels of Frame Relay service to meet specific application performance characteristics. Our premium level Frame Relay service is available for customers with mission-critical, interactive applications that require the highest level of performance and network availability. Our second level Frame Relay service is designed for multi-protocol applications with less stringent response time requirements, such as remote printing, intranet browsing, collaborative software and large file transfers. Our third level Frame Relay service is most suitable for clients using applications with lower performance requirements because they are less sensitive to longer response times, such as Internet browsing, e-mail and small file transfers.

Our Private Internet Services support IP VPNs to provide functionality similar to the public Internet but with the performance characteristics of The World Network. This capability allows us to offer customers service level agreements for high performance mission critical IP applications. Infonet was one of the first providers to offer this service and has over ten years of experience in provisioning private internets. Our Private Internet Services are designed for corporations seeking to establish extranets or engage in e-commerce.

Broadband Services.    Our global ATM services address the increasing demand for high speed integrated voice, video and data services, and for bandwidth-intensive applications, such as video conferencing. Using ATM, we can transmit both voice and data with guaranteed quality of service at speeds up to 622 Mbps. These characteristics make ATM an excellent choice for broadband communications. By using ATM to integrate data, video and voice services, our customers realize the highest performance from their applications and achieve significant cost savings.

Our Multimedia Services provide customers with high quality, cost effective voice and video communication services that can be used independently or in combination with our managed data services. Using a technology developed with Nortel Networks, customers can use The World Network for inter-office voice communications or for international calling. We offer our customers a customized dial-plan capability and bill them with a single global invoice that includes location and call details.

Internet Services.     Our IP VPN services enable customers to utilize us as their global Internet Service Provider, or ISP, with consolidated support and billing across multiple countries. This capability is a distinct benefit for customers that would otherwise use multiple ISPs in different countries. Customers can connect to our Internet backbone from more than 51 countries using access services that include managed, dedicated and dial-up Internet access. We also offer advanced encryption and authentication services through agreements with Cisco Systems and Verisign, respectively.

We offer a global firewall solution to enforce corporate Internet security policies across regions. Using this service, customers can deploy firewalls strategically, eliminating the need to establish multiple firewalls in a particular region.

Our Dedicated Internet Access Service provides multinational corporations with access to The World Network, our highly reliable global IP backbone network, including our Tier 1 IP backbone in Europe. This service leverages our global firewall services and global private and public network peering arrangements.

Remote Access Services.    We offer our clients a variety of remote access services on a wireline and wireless basis. Our remote access services provide our clients’ employees, who are traveling or who are located remotely, with access to the same network applications that are available at their primary office. Using our services, applications such as enterprise resource planning, file sharing, Internet access and e-mail are accessible with higher levels of security and performance than would normally be provided by accessing these networks via the public Internet. We contract with one of the industry’s leading suppliers of enhanced security products to offer our customers security products that provide greater security than traditional password systems. As a result, our remote access service provides connectivity for “virtual offices” anywhere in the world, quickly, securely and cost-effectively. We provide dial-up connectivity through The World Network to ensure secure access for our clients’ employees, business partners and customers. We also provide worldwide virtual private network connectivity for remote offices and local area networks, or LANs, that support small office/home office, business partner/client support networks and basic Internet access requirements. We can offer network access on telecommuters’ home computers, through toll free dial-up service or via mobile phones connecting to The World Network.

Multinationals rely on VSAT satellite technology for network connectivity in remote areas. To meet this need, our VSAT Connect Service provides satellite-based clear channel network connections. We currently offer this service in conjunction with Hughes Global Services. Our VSAT service has a worldwide footprint and is fully supported 24-hours a day, seven days a week.

Wireless Services.    Our Wireless Services strategy is designed to provide employees of multinational corporations global wireless access to their business critical applications through a global, wireless IP VPN. In 1999, we introduced the first high-speed mobile data service in Japan, a service which has continued to evolve into 2.5G mobile data services. The GRX is an IP network which permits international data roaming for General Packet Radio Service, or GPRS, end users. The GRX network, using The World Network infrastructure, supports a wide geographic range of mobile operators. We expect to offer additional value-added components for both voice and data as 2.5G wireless devices are deployed. These services are expected to include corporate productivity applications, content aggregation and delivery, and device detection.

Consulting, Integration and Provisioning Services

We offer provisioning and implementation services to our customers to implement the “last-mile” part of the solution. Our country representatives provide on-the-ground support and the local implementation necessary to deliver these services on a global basis. As part of our integrated solution, the country representatives provision leased lines to connect our customer sites to The World Network. In addition, our country representatives procure, install and maintain the appropriate customer premise equipment. We believe that few other global data communications service providers can offer similar localized services on a global scale.

In 2001, we formally launched Infonet Consulting Services. Infonet Consulting Services is a single-source service designed to assist multinational enterprises to better align their information technology investments with their primary business goals. Through Infonet Consulting Services, we can assist our clients in new strategic initiatives such as merging companies, upgrading existing business processes and deploying new enterprise applications such as customer relationship management (CRM), enterprise resource planning (ERP) and supply chain management (SCM). In addition, because Infonet Consulting Services is platform-neutral, all the best-of-breed tools are available to cost-effectively manage the client’s network.

We also offer consulting services that analyze the relationship between the customers’ applications and their network. Through our Application Defined Networking service, we provide a customized solution to balance applications, network solutions and end-user requirements.

Application Services

Our Application Services include messaging and collaboration services, Web hosting services and call center services. We host e-mail services for our clients using Microsoft Exchange and Lotus Notes software. Our e-mail hosting activities include management of the client servers, software support and services, and e-mail translations to telex and fax.

We offer Web hosting services to clients who wish to outsource their Websites and other Internet applications. We run clients’ servers for them at an operations center with high bandwidth Internet connectivity, redundant power and disaster recovery provisioning. We can connect hosting centers to the clients’ private network, and also offer firewall and security services in conjunction with hosting services.

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

Client Base

We power the networks of multinational clients that are diversified across both industry groups and geographic regions. We provide our services to many of the world’s largest multinationals. Our clients include 35% of the top 500 corporations in Business Week’s 2000 Global 1000, an annual list of the world’s largest corporations, evidencing the central role we play in the global data communications industry. No single client comprised more than 3.1% of our revenues in the year ended March 31, 2002.

A substantial portion of our revenues are under contract for one to three years. The act of switching service providers not only has the potential to compromise the security and performance of the client’s network, but also presents a significant inconvenience, particularly to larger clients who use many of our services. In our experience, our larger clients typically will renew their contracts with us and continue to use our services.

Sales and Marketing

Infonet employs a multi-tiered distribution strategy in order to maximize growth, use of our network and economies of scale. Our sales strategy utilizes both Direct Channels and Alternate Channels.

Direct Channels

Country Representatives.    We call our in-country sales and support units our country representatives. They give us the global reach and strong local presence in the countries in which we operate. We are present in over 70 countries and territories via our 57 country representatives.

Our consolidated country representatives, those country representatives in which we own a controlling interest, consist of 10 separate country representatives that provide service in 13 countries. Our consolidated country representatives accounted for approximately $172.0 million of our revenues in the year ended March 31, 2002, representing about 27% of total revenues. In addition to our consolidated country representatives, we have 47 non-consolidated country representatives which, together with our consolidated country representatives, in the aggregate account for approximately 63% of our revenues in the year ended March 31, 2002.

We are the principal service provider to our clients and control the delivery of all Infonet services to them on an end-to-end basis. We control, configure, and manage our network and rely on our country representatives to deliver our services and maintain The World Network locally. We support each of our country representatives by providing regionalized, as well as centralized, sales and marketing support. In addition, we conduct sales training centrally and within each sales region, and we use computerized training to reinforce classroom training.

Each of our country representatives is involved in sales and marketing, operations and client support. They each maintain a sales force that directly calls on clients, coordinates the contract signing process, manages accounts on a daily basis and serves as the first point of contact for clients, generally providing service in the local language. We rely on our country representatives to apply their knowledge of the local operating, regulatory and market conditions to market our service offerings effectively to the local client base. In order to minimize our regulatory hurdles, our country representatives enter into the legal contracts with our clients. Sometimes, to adequately address the needs of a potential client, country representatives from different countries will collaborate with each other and make joint sales presentations. Once a new client has signed a contract, we configure the network for the service and coordinate with other country representatives to implement the solution for the client. Our country representatives take a lead role in implementing the last-mile part of the solution by provisioning leased lines and installing equipment at the client site. In addition, the country representatives provide local support for our services by operating local network nodes and, in some cases, housing and operating components of the infrastructure for specific services on our behalf.

We have service agreements with all of our country representatives that govern our relationships. The agreements are generally non-exclusive and are essentially the same for all country representatives, with most providing for an initial three year term with an automatic annual rollover. These agreements provide the country representatives with:

•	the right to market and sell our services;

•	the right to use our trademarks and service marks;

•	access to operational and marketing documentation; and

•	training materials and sessions.

The agreements typically give us:

•	the right to recommend prices;

•	the right to jointly set revenue targets with the country representatives;

•	the ability to terminate the agreement if the country representative fails to meet the revenue targets or if targets cannot be agreed upon for two consecutive years;

•	the ability to determine staffing of the local office jointly with the country representatives; and

•	in many cases, the right to appoint one of the three members of an advisory review board, which governs the relationship between us and the country representative.

The agreements outline the fees that the country representatives are required to pay us for access to our network. In addition, the agreements outline our compensation and pricing arrangements with the country representatives.

Alternate Channels

Our alternate channels accounted for approximately 37% of our revenues in the year ended March 31, 2002. They are classified in three different categories.

Partners.    Our partners are generally licensed to sell the totality of Infonet’s product line.

Licensed Distributors.    Licensed distributors are telecommunication companies that have the same rights and responsibilities as a partner from a sales perspective, but are licensed to sell only specific products or services.

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

Access to Multinational Corporate Clients of KPN, Swisscom and Telia and Management of AUCS

In our ongoing efforts to sell our services to multinational corporations, on September 30, 1999, we entered into agreements with AUCS Communications Services N.V., Unisource, the then owner of AUCS (Unisource has since been liquidated), and the three companies that own AUCS, KPN, Swisscom and Telia. KPN, Swisscom and Telia are also significant stockholders of ours.

Our agreements with KPN, Swisscom and Telia provided us access to multinational corporate clients previously served by AUCS and may give us access to additional multinational clients to which KPN, Swisscom and Telia may provide services in the future. We issued an aggregate of 47.84 million shares of our Class B common stock to KPN, Swisscom and Telia in exchange for the right to market our services to their clients and $40.0 million in cash. These agreements have increased the number of multinational corporate clients to which we offer our services.

Under our agreement with AUCS, we assumed the obligation to provide AUCS’ multinational clients with the services previously provided to them by AUCS under the terms of an agreement that assigns existing distribution agreements to us. For convenience, we refer to these services as the AUCS services. We obtain the AUCS services provided to the multinational clients under the terms of a services agreement with AUCS, which is based on our standard services agreement. The pricing of the AUCS services provides us with an agreed-upon gross margin of approximately 20% on the provision of these services. We refer to the revenues generated by the this arrangement as outsourcing services revenues. The services agreement has been terminated effective as of October 1, 2002, at which time we will no longer receive these outsourcing revenues.

In addition to providing the AUCS services, we sell our services to these multinational clients as a supplement or replacement for services previously provided by AUCS, with the expectation that, over time, this would result in the normal and transparent transition of these multinational clients onto The World Network and the use of our services. We will continue to use the AUCS platform to deliver all or some of the AUCS services to the remaining multinational clients until October 2002, when the AUCS agreement terminates, or until we can transition the remaining clients to our services, whichever occurs first.

We expect many of the clients on the AUCS platform that ultimately transition to the Infonet platform to transition during September or October, 2002. We cannot estimate the number of clients using the AUCS platform that ultimately will transition to the Infonet platform. Revenue from these clients that transition to the Infonet platform will no longer be reflected in Other Communications Services, but instead will be reported in the appropriate product-based category.

We also entered into a call option for the underlying tangible assets of AUCS. The option allows us to purchase, through September 2002, any and all of the AUCS tangible assets at fair market value not to exceed $130 million. The call right allows us to purchase the assets of AUCS so that we can continue to offer the AUCS services to our clients if the services agreement is terminated. The call option may be subject to regulatory approval and is conditioned upon AUCS’ ability to continue to fulfill its contractual obligations to third parties.

In addition to the outsourcing arrangement with AUCS, we entered into a three-year management agreement with AUCS that also is expected to terminate on October 1, 2002. Under the management agreement, we earn a fee equal to 1.5% of the outsourcing services revenues, subject to a defined maximum, and we can earn an incentive payment based upon the achievement of defined financial performance criteria. During fiscal 2001 and 2002, we received approximately $3.7 million and $4.0 million, respectively, in management fees from AUCS. We expect that we will receive significantly less than these amounts in fiscal 2003 because the management agreement is scheduled to expire on October 1, 2002, at which time we will cease to receive any management fees from AUCS. In addition, upon the termination of the management agreement, we may be entitled to an incentive payment, a one-time fee that may be paid, assuming certain performance criteria are met.

Prior to October 1, 2002, we expect to enter into a termination agreement to memorialize the termination of the management agreement, the services agreement and the call option deed. That termination agreement, if entered into, may provide for (i) the purchase of certain equipment by us from AUCS (ii) the provision of certain services by us to AUCS and by AUCS to us for a limited period of time after October 1, 2002 in order to ensure a smooth transition after the management agreement terminates and (iii) an agreed amount for the incentive payment to be made to us under the management agreement. At this time, although we expect to begin discussions regarding the termination agreement soon, we do not have any understanding with the other parties on the terms of any such agreement, including an estimate of the amount of any incentive payment that may be made to us under the terms of the management agreement.

Promotion and Advertising

We recognize that strong brand development and increased name awareness are important in obtaining market share. In addition to print advertising, our promotional, public relations, sponsorships, merchandising and co-marketing programs during the year continue to promote Infonet’s name in our target marketplace.

In the fiscal year ended March 31, 2002, we concluded many successful enhancements to our corporate marketing activities that we believe have increased awareness, garnered industry awards and enhanced the stature of our corporation. These enhancements include:

•	a new marketing campaign based on the phrase “Insight Matters”;

•	a new set of outdoor and indoor print advertisements;

•	redesigning our Website to provide visitors with a user-friendly interface to explore the benefits of our services;

•	new brochures; and

•	a new analyst newsletter.

Additionally, our media relations program has substantially increased the number of publicly available reports describing our services and capabilities.

In an effort to further develop brand awareness, we advertise in the world’s leading newspapers and business magazines and in high traffic locations such as major international airports. We also sponsored an entry in the Rose Parade, in Pasadena, California, and currently, we are a major sponsor of the Alinghi, the Swiss challenge to the America’s Cup, for 2003. Each of these sponsored events is broadcast worldwide on television, providing us increased name awareness and recognition. As a result of these efforts, we were awarded the 2002 Superior Achievement in Branding and Reputation, or SABRE, Award in the category of Reporting Measurement for our Public Relations Calendar and Score Card grid system.

Finally, we maintain a client reference database that allows clients to share their experiences and thoughts regarding our services. We also continue to publish “Infonet client success stories” in our magazine, Global Connection, which we produce three times per year and distribute to our multinational clients worldwide. In addition, we expanded our relationship with a major industry analyst to publish a joint industry trend newsletter that is distributed worldwide to our clients every quarter.

Industry Participants and Competition

The growth and potential size of the data communications industry has attracted many new entrants as well as existing businesses from several industries. Current and prospective industry participants include multinational alliances, long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national and regional ISPs. In addition, there are established and start-up companies building global networks and beginning to offer data communications as part of a comprehensive communications services portfolio. Our chief competitor is France Telecom/Equant, followed by others including AT&T and WorldCom, Inc. We compete in highly fragmented markets. Most participants specialize in specific segments of the market, such as access or backbone provision; managed access, e.g., intranets and extranets; application services, e.g., Web hosting; security services; and communication services, e.g., IP-based voice, fax and video services and commercial e-mail. Many of these existing and potential competitors have greater financial resources, larger customer bases, greater name recognition and more established business relationships within the industry than we do.

We believe that competition in the data communication market is mainly a function of the ability to offer a broad variety of innovative services available on a reliable network supported by an effective service organization. We believe that the key factors to our competitive position in this market are:

•	our global reach;

•	our full range of value-added services;

•	the reliability of our extensive global network; and

•	our extensive country representative structure and the support it provides to our clients.

Regulation in the United States

With regard to the vast majority of our business, we operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934, as amended, and as an enhanced service provider, as that term is defined in the Federal Communications Commission, or FCC, rules. The FCC currently does not regulate the data communications systems we operate in the United States because our special services features enhance the private data network facilities offered to clients by altering the format of the information transmitted in connecting clients to data switches or processors. These networks generally are referred to as value-added networks and are targeted to the data transfer requirements of the specific clients. The FCC also does not regulate value-added services such as voicemail, facsimile, database access, storage and retrieval services, store-and-forward messaging services, network management services, and Internet access, which are not encompassed in the FCC’s definition of “basic telecommunications services” and which we refer to as enhanced services. Collectively, these services are classified for regulatory purposes as “information services.” In most foreign jurisdictions we operate as a value-added network provider. One of our subsidiaries, Infonet Telecommunications Corporation, has obtained authorizations to provide non-facilities-based resale interexchange (long distance) services in a number of states in the United States. Resale interexchange services are generally subject only to light regulation by the FCC and the states. We foresee this subsidiary serving only multinational corporations to which we also provide unregulated enhanced data services. We do not intend for this regulated business to become a significant focus of our overall business strategy. Other than this one subsidiary, our operations currently are not regulated by the FCC or the states. In addition, although we do not otherwise operate as a common carrier, our subsidiary, Infonet Broadband Services Corporation, holds authorizations to provide international services between the United States and other countries on a common carrier basis. These authorizations require us to comply with specified regulatory filing and reporting requirements. If we begin to offer regulated telecommunications services as a common carrier, or if the FCC determines that our services constitute regulated telecommunications services, we will become subject to additional rules and policies. If we fail to comply with those rules and policies, we could become subject to enforcement actions or investigations, either of which could result in substantial penalties, including the loss of our authorization to provide telecommunications services.

Various existing U.S. federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the telecommunications industry operates. Additionally, the FCC continues to refine its international service regulations in order to promote competition, to reflect and encourage deregulation in foreign countries and to reduce international accounting rates toward cost, and some foreign governments are actively considering regulation of some of the services we offer. We cannot predict the outcome of these proceedings or events, or the impact they may have on the telecommunications or information services industries generally, or on us particularly. Among other things, these changes may increase competition and alter our ability to compete with other similar service providers, make it more difficult to introduce new services or make it more expensive to provide our existing services. We cannot assure you that future legislative, regulatory or judicial changes in the United States or in other countries in which we operate will not have a material adverse impact on our business.

Regulation in Non-U.S. Markets

Although most countries impose little or no regulation on our network operations, the laws and regulations governing our services are under review in many countries outside the United States and are subject to change. Consistent with our strategy of obtaining licenses or authorizations to provide regulated services when we are able to obtain more favorable facilities or capacity lease terms or interconnection arrangements, we have obtained facilities-based authorization to provide telecommunications services in the United Kingdom. We anticipate filing requests for authorization in several other countries as well. In some countries we are able to obtain the more favorable arrangements we seek simply by notifying the relevant government authority that we intend to provide certain services. In other countries, we are engaging in discussions with foreign regulators to determine whether we must apply for authorization in order to acquire or lease facilities or interconnect with other carriers.

Employees

As of March 31, 2002, including our consolidated country representatives, we had a total of approximately 978 employees, 236 of which are located internationally. There are approximately 610 additional dedicated Infonet personnel who are employed by our non-consolidated country representatives, all of whom are based internationally. We have not experienced any work stoppages and consider our relations with employees to be good. None of our employees is represented by a labor union.

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

We must continue to develop and expand our network infrastructure as the number of clients and the amount of information they wish to transport, as well as the number of services we offer, increases. The expansion and development of our network infrastructure will require substantial financial, operational and management resources. We may not be able to expand our network adequately to meet the demand for increased usage. If we do not expand our network rapidly enough, additional stress may be placed on our network hardware, traffic management and other systems and operating facilities. Our network may be unable to service a substantial number of additional clients while maintaining high performance and competitive data transmission speeds.

A variety of factors, uncertainties and contingencies that are beyond our control, such as the availability of transmission capacity, price of transmission capacity, continued deployment of our ATM-based network, availability of wireless transmission capacity and technologies, local regulations and availability of country representatives or other third-party sales and support channels will affect the continued expansion of our network. Currently, there is substantial volatility in the market price for transmission capacity. We are investing significant capital in acquiring transmission capacity at current fixed prices. These prices are anticipated to decline in the future. We cannot assure you that actual expansion costs or the time required to complete our network will not substantially exceed current estimates. A failure to continue to expand our network may have a material adverse effect on our ability to service our clients and to grow our business.

Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management, financial controls, operating and accounting systems, personnel and other resources. We currently rely on a relatively small core management team. As we grow, we must not only manage demands on this team but also increase its management resources, among other things, to continue to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. In addition, our network infrastructure, technical support and other resources may not be sufficient to facilitate our growth. If we do not successfully manage our growth, we may be unable to adequately support our clients’ communications needs in the future.

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

We depend on the telecommunications companies within our alternate sales channel for a significant part of our revenues, and the loss of a significant number of these entities could limit our ability to sustain and grow our revenues.

In the fiscal year ended March 31, 2002, revenues from our alternate sales channels accounted for 37% of our total revenues. As a result, we are dependent upon the continued viability and financial stability of these entities, as well as upon their continued interest and success in selling our products. Our alternate sales channel represents our indirect sales force and consists of various telecommunications companies that integrate some or all of our services into their product offerings. In these situations our services are often marketed under the name of the telecommunications company itself, not Infonet. Many of the telecommunications companies within our alternate sales channel are experiencing difficult financial circumstances and some may have already initiated bankruptcy or liquidation proceedings. In particular, increased pricing competition resulting from the slowing of the growth rate within the data communications industry is making it more difficult for these entities to generate sufficient revenues. The loss of one or more telecommunications companies within our alternate sales channel could have a significant impact on our revenues.

Some of our vendors are in difficult financial circumstances. A number of our vendors have experienced financial collapse and related operational problems and some have already initiated bankruptcy or liquidation proceedings. Additional vendors may experience similar problems in the future. If our financially struggling vendors cease providing service to us or if our agreements with those vendors in bankruptcy are validly rejected or are otherwise adversely affected, then our operations may be adversely affected, operating expenses may increase and our net loss may increase.

Due to financial and competitive pressures in specific industries, a number of our bandwidth providers have experienced financial collapse and related operational problems. Some have even initiated bankruptcy or liquidation proceedings. Additional vendors may experience similar problems in the future. These financial and operational problems of our vendors could result in a loss of our rights under our agreements for purchased bandwidth. In the bankruptcy context, because of the novel legal status of IRU agreements, it is unclear how these agreements will be characterized under the federal bankruptcy code or analogous laws of other jurisdictions. If financially struggling providers cease providing us the services we contracted for, or if a bankruptcy court concludes that our vendor agreements may be validly rejected in bankruptcy or the agreements are otherwise adversely affected, then we may be required to replace any assets required to run our business which have been adversely affected. As a result, we may lose any amounts we have paid to obtain the services contracted for and our operations could be adversely affected, our operating expenses could increase and our net loss could increase.

The markets we serve are highly competitive and our competitors may have much greater resources to commit to growth, new technology or marketing.

Our current and potential competitors include other companies that provide data communications services to multinational businesses, systems integrators, national and regional Internet Service Providers, or ISPs, wireless telecommunications providers, cable television and satellite communications companies, software and hardware vendors, and long distance and local telecommunications companies. In addition, we expect that the predicted growth of the data communications market will attract other established companies and multinational alliances. Further, there are established and start-up companies building global networks and beginning to offer data communications as part of a comprehensive communications services portfolio. Our competitors, which may operate in one or more of these areas, include companies such as France Telecom/Equant, AT&T and WorldCom, Inc. Our country representatives and suppliers could also become competitors either directly or through strategic relationships with our competitors. We have in the past and expect in the future to encounter competition as a result of the formation of global alliances among large telecommunications providers, such as the recently completed merger between France Telecom and Equant.

Several of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the telecommunications industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

•	develop and expand their network infrastructures and service offerings more quickly;

•	adapt better to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily;

•	devote greater resources to the marketing and sale of their products; and

•	adopt more aggressive pricing policies.

Some of our competitors may also be able to provide clients with additional benefits at lower overall costs. In particular, the growth rate in the data communications industry may have begun to decline and, in response, several of our competitors have begun to lower the prices of their services in an effort to attract a greater market share. We have responded, where appropriate, with similar price reductions; however, we may be unable to maintain this reduced pricing for an extended period of time and we may be unable to meet any future price reductions. If our competitors lower their prices further or maintain their existing prices for an extended period of time and we are unable to make similar adjustments to our pricing, our sales could decline. In addition, we believe it is likely that there will be consolidation in our market, particularly in light of the financial troubles that many telecommunications companies are currently experiencing, which could increase competition in ways that may adversely affect our business, results of operations and financial condition.

If members of our senior management team leave Infonet, then our ability to operate our business may be negatively affected.

Our future success depends to a significant extent on the continued services of our senior management, particularly Jose A. Collazo, President, CEO and Chairman of the Board of Directors, Akbar H. Firdosy, our Chief Financial Officer, Paul A. Galleberg, our General Counsel and other members of our executive management team. The loss of the services of Mr. Collazo, Mr. Firdosy or Mr. Galleberg, or any other present or future key employee, could have a material adverse effect on the management of our business. We have employment agreements with Mr. Collazo, Mr. Firdosy and Mr. Galleberg. We do not maintain “key person” life insurance for any of our personnel.

Competition for highly-skilled personnel can be intense and the success of our business depends on our ability to attract, retain and manage key personnel.

Our future success depends on our continuing ability to attract, retain and motivate highly-skilled employees. As we continue to grow, we will need to hire additional personnel in all areas. Competition for personnel throughout the data and voice communications industries has been and may again become intense. We may be unable to attract or retain key employees or other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. If we do not succeed in attracting sufficient new personnel or retaining and motivating our current personnel, our ability to provide our services could diminish.

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

We and other network services providers may in the future experience interruptions in service as a result of financial difficulty of our suppliers, fire, natural disasters, power loss, or the accidental or intentional actions of service users, current and former employees and others. Although we continue to implement industry-standard disaster recovery, security and service continuity protection measures, including the physical protection of our plant and equipment, similar measures taken by us or by others have been insufficient or circumvented in the past. We cannot assure you that these measures will be sufficient or that they will not be circumvented in the future. Unauthorized use of our network could potentially jeopardize the security of confidential information stored in the computer systems of or transmitted by our clients. Furthermore, addressing security problems or interruptions of service may result in interruptions, delays or cessation of services to our clients. These factors may result in liability to us or our clients.

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

We operate in and intend to expand further into international markets. We cannot be sure that we will be able to obtain or build the necessary global communications infrastructure in a cost-effective manner or compete effectively in international markets. There are risks inherent in conducting business internationally. These include:

•	unexpected changes in regulatory requirements;

•	export restrictions;

•	tariffs and other trade barriers;

•	challenges in staffing and managing foreign operations;

•	differing technology standards;

•	employment laws and practices in foreign countries;

•	weaker intellectual property protections;

•	political, social and economic instability;

•	costs of services tailored to specified markets;

•	imposition of currency exchange controls; and

•	potentially adverse tax consequences.

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

We invoice all sales of services to our country representatives and sales channel partners in U.S. dollars. However, many of our country representatives and sales channel partners derive their revenues and incur maintenance and other costs in currencies other than U.S. dollars. The obligations of these country representatives and sales channel partners whose revenues are largely in foreign currencies will be subject to unpredictable and indeterminate fluctuations if those currencies change relative to U.S. dollars. Furthermore, these country representatives and sales channel partners may be or may become subject to exchange control regulations which might restrict or prohibit the conversion of their revenue currencies into U.S. dollars. The occurrence of any of these factors could have a material adverse effect on our current or future international operations. Our exposure to exchange rate fluctuations may increase as a result of the timing of settlement of euro-denominated accounts receivable and payable relating to the multinational clients of KPN, Swisscom and Telia under the AUCS services agreements (which are scheduled to terminate on October 1, 2002).

Our corporate structure may grant you only limited voting power and discourage a takeover attempt because our Class A common stockholders will control the outcome of stockholder votes.

Our Class A common stockholders, in the aggregate, beneficially own all of our Class A common stock and approximately 78% of our Class B common stock, which equals more than 95% of our voting power. These stockholders will be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could have a material adverse effect on our stock price.

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

If we or our Class A stockholders sell additional shares of our Class B common stock, it could cause the market price of our Class B common stock to decline.

The market price of our Class B common stock could decline as a result of sales of a large number of shares of Class B common stock in the market, the perception that such sales could occur or sales by us, our management or our stockholders. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our quarterly operating results may vary, which may cause volatility or a decline in the price of our Class B common stock.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include, among other things:

•	the size and timing of significant equipment and transmission capacity purchases;

•	the timing of new service offerings;

•	changes in our pricing policies or those of our competitors;

•	the timing and completion of our network expansion;

•	the loss of significant customers;

•	market acceptance of data communications generally and of new and enhanced versions of our services in particular;

•	the length of our contract cycles; and

•	our success in expanding our sales force and expanding our distribution channels.

In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to global communications capacity, depreciation, real estate and interest expenses and personnel, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Due to the factors noted above and the other risks discussed in this section, you should not rely on period-to-period comparisons of our results of operations. Quarterly results are not necessarily meaningful and you should not rely on them as an indication of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our Class B common stock may fall. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Volatility of our stock price may expose us to securities litigation.

The stock market has experienced significant price and volume fluctuations, and the market prices of global communications companies have been extremely volatile. The market price of our Class B common stock could be affected by, among other things:

•	quarterly variations in our operating results;

•	technological innovations of ours or of our competitors;

•	changes in government regulations;

•	conditions in the international data communications and telecommunications industries;

•	increased price competition;

•	changes in earnings estimates by analysts; and

•	changes in general economic conditions and volatility in the financial markets.

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. On December 5, 2001, a complaint was filed against us and our Chief Executive Officer alleging that we failed to disclose material business problems and that we disseminated false or misleading statements regarding our business. The lawsuit is a class action and following the filing of the complaint, a series of related class action lawsuits were also filed, which were all consolidated into one action on April 3, 2002. In addition, on March 1, 2002, the first of a series of shareholder derivative lawsuits was filed against us and certain of our current and former directors. These suits allege that our current and former directors breached their duties to us either through their alleged participation in or alleged failure to adequately oversee the purported conduct and events that are alleged in the securities class action lawsuits. For a more detailed description of these lawsuits, see “Item 3. Legal Proceedings.” We are unable to predict the outcome of this litigation and it could result in substantial costs to us and a diversion of our management’s attention and resources.

We face uncertain and changing regulatory restrictions which could limit our operating flexibility and increase our costs.

With the exception of our subsidiary that will provide resale interexchange services on a limited basis, the services we provide are not currently subject to direct regulation by Federal Communications Commission, or the FCC, or the states. Future changes in legislation or regulation, however, could result in some aspects of our current operations becoming subject to regulation by the FCC or a state of the United States. If the FCC or a state seeks to regulate some segments of our activities as “telecommunications services,” we cannot predict the impact, if any, that future regulation or regulatory changes may have on our operations.

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

It is possible that claims could be made against online services companies and Internet access providers under U.S. or foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on data or content disseminated through their networks, even if a user independently originated this data or content. Several private lawsuits seeking to impose liability upon online services companies and Internet access providers have been filed in U.S. and foreign courts. While the United States has passed laws protecting Internet access providers from liability for actions by independent users in limited circumstances, this protection may not apply in any particular case at issue. In addition, some countries, such as China, regulate or restrict the transport of voice and data traffic in their jurisdiction. The risk to us, as an Internet access provider, of potential liability for data and content carried on or disseminated through our system could require us to implement measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue some of our services. Our ability to monitor, censor or otherwise restrict the types of data or content distributed through our network is limited. Failure to comply with any applicable laws or regulations in particular jurisdictions could result in fines, penalties or the suspension or termination of our services in these jurisdictions. The negative attention focused upon liability issues as a result of these lawsuits and legislative proposals could adversely impact the growth of public Internet use. Our professional liability insurance may not be adequate to compensate or may not cover us at all in the event we incur liability for damages due to data and content carried on or disseminated through our network. Any costs not covered by insurance that are incurred as a result of this liability or alleged liability, including any damages awarded and costs of litigation, could harm our business and prospects.

Item 2.    Properties

Our headquarters are located in a facility consisting of approximately 150,000 square feet in El Segundo, California, which we purchased for $33.1 million on March 28, 2000 pursuant to a 15 year mortgage. In December 2001, we acquired a new four story, approximately 120,000 square foot, office building adjacent to our existing headquarter facilities to accommodate current and future growth. The building was purchased for cash in the amount of $25.3 million and will require interior leasehold improvements ranging from $6 million to $10 million. We initially plan to use one floor, approximately 30,000 square feet. The unoccupied space will be offered for lease to third parties until we need it to accommodate additional growth.

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

Item 3.    Legal Proceedings

On December 5, 2001, a complaint was filed against Infonet and its Chief Executive Officer, Jose A. Collazo, in the United States District Court, Central District of California. The complaint, captioned Paul Belenardo and Michael Amron, individually and on behalf of all others similarly situated v. Infonet Services Corp. and Jose A. Collazo, Case No. 01-10456 NM (CWx), alleges that the lawsuit is a securities class action on behalf of public investors who purchased Infonet’s securities during the period from December 16, 1999 through July 31, 2001. The complaint further alleges that Infonet failed to disclose material business problems with the AUCS channel and that it disseminated false and misleading statements regarding the demand for and market acceptance of its products, the strength of its technologies and its competitiveness and trends in its business. The plaintiffs assert counts against Infonet and Mr. Collazo for violations of Section 11 of the Securities Act of 1933, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs also assert a count against Mr. Collazo for violation of Section 20(a) of the Securities Exchange Act of 1934. The plaintiffs have requested a judgment determining that the lawsuit is a proper class action, awarding compensatory damages and/or rescission, awarding costs of the lawsuit and awarding such other relief as the court may deem just and proper. Following the filing of the Belenardo complaint, a series of related class action lawsuits were also filed in the United States District Court, Central District of California against Infonet and certain of its officers and directors, in each case on behalf of the same proposed class. The following list represents all of the additional class action lawsuits on file:

•	Don Kellin v. Infonet Services Corporation, et al, No. 02cv346 (Filed 01/14/2002)

•	Leonard Greenberg v. Infonet Services Corporation, et al, No. 02cv374 (Filed 1/15/2002)

•	Deutsche Family v. Infonet Services Corporation, et al, No. 02cv470 (Filed 01/16/2002)

•	Francis McGovern v. Infonet Services Corporation, et al, No. 02cv532 (Filed 01/17/2002)

•	Thomas Howard v. Infonet Services Corporation, et al, No. 02cv507 (Filed 01/17/2002)

•	Howard Larsen v. Infonet Services Corporation, et al, No. 02cv631 (Filed 01/23/2002)

•	Sanjay Israni v. Infonet Services Corporation, et al,. No. 02cv741 (Filed 1/25/2002)

•	Jane Gardner v. Infonet Services Corp., No. 02cv01102 (Filed 02/05/2002)

Following an uncontested motion, the Court consolidated the actions and appointed lead plaintiff and lead counsel on April 3, 2002. Plaintiffs have stipulated that they will file an amended consolidated class action complaint on July 3, 2002.

Some of the class action lawsuits named as defendants certain officers and directors of Infonet in addition to Mr. Collazo. Pursuant to a tolling agreement between those defendants and plaintiffs, all defendants except Mr. Collazo and Infonet have been dismissed by plaintiffs from the class action litigation without prejudice.

On March 1, 2002, the first of three shareholder derivative suits, captioned Paul Benny v. Jose A. Collazo et al., No. BC269140, Los Angeles County Superior Court, was filed in Los Angeles County Superior Court against Infonet as a nominal defendant and current and former members of the Infonet Board of Directors: Jose Collazo, Makato Arai, Douglas Campbell, Eric de Jong, Morgan Ekberg, Timothy Hartman, Heinz Karrer, Matthew O’Rourke and Rafael Sagrario. Two other subsequent shareholder derivative lawsuits have been filed, which contain identical allegations:

•	Elizabeth Trantham v. Jose A. Collazo et al., No. BC269340, Los Angeles County Superior Court (filed March 5, 2002)

•	Iraj Movahedi v. Jose A. Collazo et al., No BC269601, Los Angeles County Superior Court (filed March 8, 2002)

All of the derivative lawsuits allege that the Infonet’s current and former directors breached their duties toward Infonet either through their alleged participation in or alleged failure to adequately oversee the purported conduct and events that are alleged in the securities class action lawsuits described above. Plaintiffs seek both a declaration that the defendants breached duties owed to Infonet and its shareholders and a judgment directing defendants to pay damages to Infonet.

We are unable at this time to predict the outcome of either of these litigations. As of this date, we do not believe that these, or any other litigations to which we are a party, could reasonably be expected to have a material adverse effect on our business or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. We have not been involved in any litigation that has had a material adverse effect on our business or financial condition in the past three years. From time to time, we may be involved in other litigation that arises in the normal course of our business operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for our Class A common stock. As of June 24, 2002, there were six stockholders of record of our Class A common stock. Our Class B common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “IN” and on the Frankfurt Stock Exchange under the trading symbol “IN.” As of June 24, 2002, there were approximately 508 stockholders of record of our Class B common stock, par value $.01 per share. The following table sets forth, for the period indicated, the high and low closing sales price for our Class B common stock as reported on the NYSE.

	High	Low
Fiscal Year Ended March 30, 2001
First Quarter	$22.38	$10.50
Second Quarter	17.81	10.25
Third Quarter	9.44	4.31
Fourth Quarter	7.75	4.93

	High	Low
Fiscal Year Ended March 30, 2002
First Quarter	$8.75	$6.10
Second Quarter	8.70	1.88
Third Quarter	2.69	1.48
Fourth Quarter	2.67	1.90

Dividend Policy

Subsequent to the initial public offering of the Company’s shares in December 1999, we have not paid any dividends on our common stock. We do not expect to pay any dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by our board of directors.

Use of Proceeds

On December 15, 1999, the Company’s Form S-1 registration statement (File No. 333-88799) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 51,282,300 shares of our Class B common stock. The offering commenced on December 16, 1999 and the sale to the public of 51,282,300 shares of common stock at $21.00 per share was completed on December 21, 1999 for an aggregate price of approximately $1.076 billion. The registration statement covered an additional 7,692,342 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These additional shares were purchased on January 13, 2000. The managing underwriters were Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Rothschild, Goldman, Sachs & Co., Lehman Brothers and Salomon Smith Barney. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $38.5 million and other expenses of approximately $2.4 million. Total offering expenses of approximately $40.9 million resulted in net offering proceeds to the Company of approximately $766.8 million. Specified 10% owners of Class B common stock of the Company sold in the offering and received, net of expenses paid by those owners, an aggregate of $256.4 million. We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

•	The repayment of long-term debt under our credit facility of approximately $60.0 million;

•	The purchase of assets that were under operating leases of approximately $7.0 million;

•	Expansion of our network infrastructure, including purchased bandwidth and continued deployment of our ATM backbone, of approximately $433.5 million;

•	The purchase of an office building to accommodate future growth of approximately $25.3 million;

•	To fund working capital needs of approximately $33.0 million; and

•	For general corporate purposes of $6.4 million.

Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in interest-bearing investment grade securities.

Item 6.    Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this annual report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of March 31, 1998, 1999 and 2000 and for each of the years in the two year period ended March 31, 1999 have been derived from our audited consolidated financial statements which are not included in this annual report. The selected consolidated financial data as of March 31, 2001 and 2002 and for each of the years in the three year period ended March 31, 2002 have been derived from our audited consolidated financial statements which appear elsewhere in this annual report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31, (1)
	1998	1999	2000	2001	2002
	(In thousands, except per share amounts)
Consolidated statement of operations data:
Revenues	$294,244	$302,997	$481,444	$661,945	$645,779
Expenses:
Country representative compensation	41,136	53,766	151,283	235,438	212,027
Bandwidth and related costs	48,089	52,700	90,457	125,438	120,635
Network operations	77,489	55,041	72,230	79,503	102,807
Selling, general and administrative	130,287	139,663	196,314	197,879	234,974

Total expenses	297,001	301,170	510,284	638,258	670,443

Operating income (loss)	(2,757)	1,827	(28,840)	23,687	(24,664)

Other income (expense):
Interest income	1,515	1,881	14,560	43,293	25,029
Interest expense	(868)	(689)	(7,162)	(11,892)	(11,061)
Other, net	2,969	382	(1,310)	914	392

Total other income	3,616	1,574	6,088	32,315	14,360

Income (loss) before provision (credit) for income taxes, minority interest, and extraordinary item	859	3,401	(22,752)	56,002	(10,304)
Provision (credit) for income taxes	4,446	(180)	3,996	28,043	2,164

Income (loss) before minority interest and extraordinary item	(3,587)	3,581	(26,748)	27,959	(12,468)
Minority interest	(143)	132	(43)	224	851

Income (loss) before extraordinary item	(3,444)	3,449	(26,705)	27,735	(13,319)
Extraordinary item, net of income taxes of $363	—	—	—	502	—

Net income (loss)(2)	$(3,444)	$3,449	$(26,705)	$27,233	$(13,319)

Basic and diluted earnings (loss) per common share(2)(3)	$(0.01)	$0.01	$(0.06)	$0.06	$(0.03)
Basic weighted average number of common shares outstanding	373,750	373,750	417,197	470,712	471,058
Diluted weighted average number of common shares outstanding	373,750	373,750	417,197	472,599	471,058

Other consolidated financial data:
Net cash flows provided by (used in):
Operating activities	$13,032	$11,911	$25,620	$71,741	$100,977
Investing activities	(5,511)	(20,679)	(145,691)	(669,903)	(80,378)
Financing activities	(14,390)	5,828	839,613	9,514	(10,698)
EBITDA(4)	18,075	20,612	19,054	91,730	69,353

	As of March 31, (1)
	1998	1999	2000	2001	2002
	(Dollars in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$11,449	$8,681	$727,681	$137,599	$147,180
Total current assets	90,757	90,277	940,746	810,229	727,663
Total assets	153,799	182,263	1,222,327	1,345,931	1,410,139
Current liabilities	62,814	73,271	203,565	262,466	169,920
Total debt	2,066	15,837	117,782	126,079	118,171
Total stockholders’ equity	74,131	76,717	876,051	927,753	1,097,791

Other operating data:
Number of ports	9,205	10,590	14,468	16,772	18,836
Number of country representatives	52	56	55	55	57
Number of dedicated personnel:
U.S.	580	592	640	717	742
Non-U.S.(5)	585	659	700	803	846

(1)
Our fiscal year is the 52 or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, we have described the 53-week period ended April 3, 1998 and the 52-week periods ended April 2, 1999, March 31, 2000, March 30, 2001 and March 29, 2002 as the years ended March 31, 1998, 1999, 2000, 2001 and 2002, respectively.

(2)
The year ended March 31, 2000 includes a non-cash, pre-tax compensation charge of $33.4 million resulting from our stock options, which were converted from book value to market value options as a result of the initial public offering, and our stock appreciation rights. The year ended March 31, 2001 includes a non-cash, pre-tax, net compensation charge of $11.1 million resulting from our stock options and stock appreciation rights. The charge is net of a $5.3 million one-time credit resulting from an amendment to one of the Company’s stock-based compensation plans. The year ended March 31, 2002 includes a non-cash, pre-tax compensation charge of $16.6 million resulting from our stock options.

(3)
As of March 31, 1998, there were no options, warrants or other forms of potential common stock issued by us. Our outstanding common stock purchase rights represent the only form of potential common stock as of March 31,1999. All of these rights were excluded from the computation of diluted earnings per share in 1999 because their inclusion would have had an antidilutive effect on earnings per share. Our outstanding common stock options represent the only form of potential common stock as of March 31, 2000. All of these options were excluded from the computation of diluted earnings per share in 2000 because their inclusion would have had an antidilutive effect on earnings per share. Our outstanding common stock purchase rights and stock options represent the only form of potential common stock as of March 31, 2001 and 2002. The dilutive effect of outstanding purchase rights and stock options on earnings per share in 2001 was insignificant. All of the outstanding purchase rights and stock options were excluded from the computation of diluted earnings per share in 2002 because their inclusion would have had an antidilutive effect on earnings per share.

(4)
EBITDA, which we calculate as income from operations before interest, other income (expense), provision for income taxes, depreciation, amortization, write-offs or asset impairments and compensation charge for stock option plans, is a supplemental financial measure we use in the evaluation of our business and is used by many analysts in our industry. However, you should read EBITDA only in conjunction with our consolidated financial data summarized above and our consolidated financial statements and the related notes to those financial statements prepared in accordance with generally accepted accounting principles, which appear elsewhere in this annual report. You should not construe EBITDA as an alternative to income from operations, as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance or as an alternative to cash flows from operating activities, as determined in accordance with generally accepted accounting principles, as a measure of our liquidity. Our definition of EBITDA may not be comparable to similarly titled measures of other companies.

(5)	Includes employees of non-consolidated country representatives.

Quarterly Operating Performance

The following tables set forth unaudited quarterly financial data for the fiscal years ended March 31, 2001 and 2002.

	Three Months Ended,
	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002
	(Dollars in thousands, except per share amounts)
Revenues	$171,854	$160,230	$155,100	$158,595
Operating income (loss)	117	(10,857)	(8,712)	(5,212)
Net income (loss)	2,530	(3,502)	(8,808)	(3,539)
Basic and diluted earnings (loss) per common share	$0.01	$(0.01)	$(0.02)	$(0.01)

	Three Months Ended,
	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001
	(Dollars in thousands, except per share amounts)
Revenues	$154,165	$156,062	$161,804	$189,914
Operating income	5,236	6,521	744	11,186
Income before extraordinary item	8,203	4,692	5,958	8,882
Net income	7,701	4,692	5,958	8,882
Basic and diluted earnings per common share	$0.02	$0.01	$0.01	$0.02

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this annual report. All statements contained within the Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by these forward-looking statements. You are urged to consider statements that include the terms “believe”, “belief”, “expects”, “plans”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management’s plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors regarding our business, operations and competitive environment, which may cause actual results to vary materially from these forward-looking statements, are discussed above under the caption “Risk Factors.”

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

We provide cross-border managed data communications services to multinational corporations worldwide. We offer our services to our clients directly through country representatives and indirectly through alternate sales channels consisting of major international telecommunications carriers and value-added resellers. We deploy a broad array of fully managed data communications services over our reliable, secure, and high quality global network, which we refer to as The World Network. The World Network is an extensive and versatile ATM-based network that can be accessed by our clients from over 180 countries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following summarizes our critical accounting policies used in preparing our consolidated financial statements:

Estimating Valuation Allowances for Revenue Credits and Accounts Receivable—The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities as well as the reported amounts of revenues and expenses for the periods presented. Specifically, our management must make estimates of future customer credits for the services provided during the reporting period through the analysis of historical trends and known events. Significant management judgments and estimates must be made and used in connection with establishing the revenue reserves associated with discounts earned on special customer agreements, billing reserves for pricing changes and customer disputes. Material differences may result in the amount and timing of our revenue adjustments if management projections differ from actual results. Similarly, our management must make estimates regarding the collectibility of our accounts receivable. Management specifically analyzes accounts receivable including historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2002, our accounts receivable balance was $130.7 million, net of allowance for doubtful accounts and credits of $14.9 million.

Deferred Tax Asset Valuation Allowance—We record a valuation allowance to reduce our deferred tax assets when it is more likely than not, based upon currently available information and other factors, that we will not realize some portion or all of our deferred tax assets. We base our determination of the need for a valuation allowance on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred tax asset reversals. We charge or credit to income tax expense any adjustments to the valuation allowance in the period in which these determinations are made. If we determine that we would not be able to realize all or part of our net deferred tax assets in the future, then in accordance with provisions of SFAS No. 109 “Accounting for Income Taxes”, we would charge to income tax expense an adjustment to the deferred tax asset in the period this determination was made. Should our near term operating results be significantly less than our current expectations, we may record a valuation allowance equal to all or substantially all of our net deferred tax assets which totaled $167.5 million as of March 31, 2002.

Impairment of Long-Lived Assets—We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from possibly impaired assets, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

We monitor and evaluate the viability of the network service providers from which we have purchased bandwidth. The term “purchased bandwidth” refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and IRUs (Indefeasible Rights of Use). In instances where the network services provider is determined to be no longer viable and any disruption of service is permanent, we will write-off the remaining net book value of the asset. During 2002, we wrote-off purchased bandwidth with a net book value of $1.6 million.

Components of Revenues

We measure revenue by three different means: by service, by distribution channel and by region.

Revenues by Service

Our revenues are derived from providing a broad range of integrated service solutions to our multinational clients worldwide:

•	Network Services—which include Intranet, Broadband, Internet, Remote Access and wireless access services;

•
Consulting, Integration and Provisioning Services—which include consulting, design, and implementation of each client’s particular networking needs and also includes our Global Connect services whereby we install and manage leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use our Network Services;

•	Applications Services—which include messaging, collaboration, call center, Web hosting and other value-added services; and

•	Other Communications Services—which include X.25 transport services, service access fees and other communications services.

We currently derive a majority of our revenues from the sale of Network Services, specifically intranet services, remote access and IP VPN services. We expect that Network Services will continue to constitute the largest component of our revenue base going forward. We also anticipate that a significant portion of our future revenue growth will come from Network Services and Consulting, Integration and Provisioning Services. Our Other Communications Services revenues include outsourcing services under the arrangements with AUCS, which are expected to terminate in October 2002 (see discussion below). Excluding outsourcing services, Other Communication Services revenues have declined over the last two fiscal years. We expect this decline to continue as our clients transfer to non X.25 based transport services and as we cease to provide the outsourcing services.

Revenues by Distribution Channel

We offer our services through country representatives and through alternate sales channels such as major telecommunication service providers, value-added resellers, and licensed distributors. In the year ended March 31, 2002, country representatives contributed 63% of our total revenues, while alternate sales channels contributed 37% of our total revenues. Most of the outsourcing services revenues have been categorized as alternate sales channel revenue. We expect revenues from the outsourcing clients we retain to become country representative revenues.

Country Representatives.    We currently have 57 country representatives, 10 consolidated and 47 non-consolidated, which together provide services in more than 70 countries and territories. Our consolidated country representatives are those in which we own, directly or indirectly, greater than a 50% equity interest. Our consolidated country representatives provide services in 13 countries and accounted for approximately $172.0 million, or approximately 27% of our total revenues, in the year ended March 31, 2002.

Our service agreements with our country representatives generally give us the right to recommend prices for services, set revenue targets jointly, determine staffing jointly, in many cases appoint one of the three members of the advisory review board, and terminate the agreement if the country representative fails to meet the revenue targets or if we cannot agree on revenue targets for two consecutive years. In addition, each agreement outlines the compensation and pricing arrangements with the country representatives. Established rates and support charges are generally the same for all country representatives throughout the world. Our country representatives determine the prices they charge clients, in accordance with our recommended prices and standard discounts, and enter into contracts with clients to provide services using The World Network. We bill our country representatives and recognize the full amount of revenues for all of our services delivered to the clients. The country representatives bill us for the sales and support services they provide, which we account for as country representative compensation. The country representative bears the risk of collection from the client as well as the exchange rate risk.

Alternate Sales Channels.    Our alternate sales channels sell or take orders for all or a portion of our suite of services in their territories to clients that require one or more of our global communications services that the alternate sales channels do not supply independently. Our relationships typically are governed by multi-year contracts, under which we provide services to our alternate sales channels who then solicit orders for our services or resell our services to clients on terms our sales channels determine.

Revenues by Region

We provide our services throughout the world, with revenues billed and costs incurred in more than 70 countries and territories. We are organized into three regions: Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. Due to the multinational nature of our client base, the regional revenues are not based on where the services are provided, but rather on the jurisdiction in which we invoice our services. We currently derive a majority of our revenues in the EMEA region, and we expect that revenues from that region will continue to comprise the largest component of our revenue base going forward. We have experienced significant revenue growth in the Asia Pacific region and anticipate that we will experience a significant portion of our future revenue growth in that region as well as in the Americas.

Pricing

The pricing for our services differs depending on the services provided, the speed of service, geographic location and capacity utilization. In the case of services permitting dedicated client access to the network by leased circuit, pricing generally depends more on the nature and capacity of the service provided than on actual usage. For example, the pricing for a connection to be used for intranet services generally consists of a monthly charge for the connection and the bandwidth access provided through the connection. Pricing for dedicated access services is therefore largely based on access equipment and bandwidth. In the case of remote access services, actual usage and geographic location are more relevant to the pricing determination, as the client is generally charged based on the duration of each connected session. Once a base service is set, additional factors are taken into account such as charges for additional network services, breadth of the service, and discounts for larger volume clients that are prepared to guarantee specific revenue levels.

As a result of increasing competition in the markets we serve, our customers frequently transition to more cost effective solutions offered by us when they renew their contracts. As a result, we may provide more services to our customers at the same or even reduced prices under the renewed contract. We refer to this as price erosion. Due to the fact that services provided under renewed contracts may not be directly comparable to the services provided under the previous contracts, we cannot accurately quantify the effects of price erosion. We expect this trend to continue for at least the near-term.

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

Outsourcing and Management Agreements with AUCS

As described more thoroughly in Item 1, we are party to several agreements with AUCS Communications Services N.V., Unisource, the then owner of AUCS (Unisource has since been liquidated), and three of our stockholders, KPN, Swisscom and Telia, who are the owners of AUCS. As part of our arrangement with AUCS, we assumed AUCS’ obligations to provide various services to its clients. We obtain the services from AUCS under a service agreement that provides us a gross margin of approximately 20% on the provision of these services. The revenues and expenses resulting from this arrangement are referred to throughout this discussion as outsourcing services revenues and expenses. Our services agreement with AUCS has been terminated effective as of October 1, 2002, at which time we will cease to receive these outsourcing services revenues. In addition to providing the AUCS services, we sell our services to these multinational clients as a supplement or replacement for services previously provided by AUCS, with the expectation that, over time, this would result in the normal and transparent transition of these multinational clients onto The World Network and the use of our services. We will continue to use the AUCS platform to deliver all or some of the AUCS services to the remaining multinational clients until October 2002, when the AUCS agreement terminates, or until we can transition the remaining clients to our services, whichever occurs first. We expect outsourcing services revenues to continue to decline as the AUCS clients either transition to The World Network or cease to use the AUCS service. As our outsourcing services revenues decline, our outsourcing expenses, included in country representative compensation, will also decline because we are no longer providing the services.

In addition to the outsourcing arrangement with AUCS, we entered into a three-year management agreement with AUCS that is expected to terminate on October 1, 2002. Under the management agreement, we earn a fee equal to 1.5% of the outsourcing services revenues, subject to a defined maximum, and we can earn an incentive payment based upon the achievement of defined financial performance criteria. During fiscal 2001 and 2002, we received approximately $3.7 million and $4.0 million, respectively, in management fees from AUCS. We expect that we will receive significantly less than these amounts in fiscal 2003 because the management agreement is scheduled to expire on October 1, 2002, at which time we will cease to receive any management fees from AUCS. Our arrangements also include an incentive payment, which is a one-time fee that will be paid, assuming the performance criteria are met, upon the termination of the management agreement. We cannot assure you that the performance criteria will be met and that we will receive any incentive fee.

Prior to October 1, 2002, we expect to enter into a termination agreement to memorialize the termination of the management agreement and related agreements. That termination agreement, if entered into, may provide for (i) the purchase of certain equipment by us from AUCS (ii) the provision of certain services by us to AUCS and by AUCS to us for a limited period of time after October 1, 2002 in order to ensure a smooth transition after the management agreement terminates and (iii) an agreed amount for the incentive payment to be made to us under the management agreement. At this time, although we expect to begin discussions regarding the termination agreement soon, we do not have any understanding with the other parties on the terms of any such agreement, including an estimate of the amount of any incentive payment that may be made to us under the terms of the management agreement.

Components of Costs and Expenses

Country Representative Compensation

Country representative compensation reflects the amounts paid to the country representatives for the sales and support services our country representatives provide to clients. These expenses are variable and increase as the revenues from country representatives increase. During fiscal 2000, 2001 and 2002, country representative compensation also included amounts paid to AUCS for services provided under the outsourcing agreement.

Bandwidth and Related Costs

Our bandwidth and related costs are primarily comprised of leasing and amortization expenses associated with the leasing or purchasing of network circuits. Traditionally, we obtained backbone capacity through short- term leases. We bear leasing expenses regardless of whether we lease directly or indirectly through another entity that may lease communications lines locally on our behalf. As bandwidth prices began to drop and capacity became available for purchase, we began to replace some of our short-term leases on major international and regional routes with much more economical longer-term solutions. Currently, the majority of our backbone network was purchased and the amortization of these assets is included as an expense. We expect to continue to purchase such longer-term capacity where it is economical to do so, although we retain the flexibility to obtain short-term leases when appropriate. Bandwidth and related costs also include related equipment, maintenance and personnel costs.

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

Impact of AUCS Transition

Over the past two and a half years, outsourcing services revenues have been reported in Consulting, Integration & Provisioning Services (for access related services) and Other Communications Services (for all other services). We expect many of the clients on the AUCS platform that ultimately transition to the Infonet platform to transition during September or October, 2002. We cannot estimate the number of clients using the AUCS platform that ultimately will transition to the Infonet platform. To the extent this business transitions to Infonet’s platform in the next few months, the revenue generated from these accounts will no longer be reflected in Other Communications Services, but instead will be reported in the appropriate product-based category.

The expenses related to most outsourcing services revenues have been paid at approximately 80% of revenues to AUCS and have been reported as country representative compensation. To the extent that transitioned business is managed by our non-consolidated country representatives, we will make country representative compensation payments, based on current agreements, to the respective country representatives. To the extent the business is sold via alternate channels, there will be no country representative compensation, but we will incur incremental expense for multinational support. Additionally, the incremental Bandwidth and Related, Network Operations, and Sales, General, and Administrative expenses associated with these revenues will be included in the appropriate category.

Compensation Charges Related to Stock Option and Stock Appreciation Rights Grants

In April 1999, we granted options to employees for the purchase of approximately 3.71 million shares of our Class B common stock at an exercise price of $0.84 per share pursuant to our 1998 Stock Option Plan. The 1998 Stock Option Plan was a book value plan, which converted to a market value plan upon the close of our initial public offering, creating a new measurement date for the stock options. Since the exercise price of these options was substantially below the price to the public of $21.00 per share in the offering, we will record a non-cash compensation charge over the five year vesting period of the options. The amount of this charge is a function of the public offering price. Based upon the price of our Class B common stock in the offering, this charge will total approximately $68.5 million, of which approximately $20.4 million, $13.4 million and $13.6 million was recognized in the fiscal years ended March 31, 2000, 2001 and 2002, respectively. The remaining charge will be amortized to expense at a rate of approximately $3.0 million per quarter through December 31, 2003.

During December 1998, we issued approximately 1.21 million stock appreciation rights, or SARs, and during the fiscal year ended March 31, 2000 we issued approximately 561,000 SARs to employees pursuant to our SARs Plan. The SARs vest 25% per year, commencing in January 2001, and are indexed to our Class B common stock at a base price of $0.84 per share. We recorded a compensation charge in each quarter of the vesting period based upon the difference between the exercise price and market value of our Class B common stock during the vesting period. The total amount of this charge is a function of the price of our Class B common stock during the vesting period. During the fiscal year ended March 31, 2000, these charges were approximately $13.0 million. As of March 31, 2000, approximately 77,000 SARs have been forfeited by employees. During the fiscal year ended March 31, 2001, we amended our SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of our Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that the SARs may be settled with stock or cash at our sole discretion. In accordance with Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans,” we are accounting for the tandem award as equity instruments and the plan, as amended, as a fixed plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The amendment to the SARs plan created a new measurement date. We credited stock-related compensation by approximately $5.3 million to reflect the stock price at the new measurement date. The remaining unrecognized compensation expense of approximately $4.7 million at March 31, 2002, will be amortized ratably over the remaining vesting period at a rate of approximately $674,000 per quarter through December 31, 2003. During each of the fiscal years ended March 31, 2001 and 2002, these charges were approximately $2.4 million.

Additionally, we grant stock options to certain consultants and other non-employee personnel. These options are accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which triggers stock based compensation expense that is included in our results of operations. Through the fiscal year ended March 31, 2002, these charges were immaterial.

Results of Operations

The following tables summarize our revenues by service, by distribution channel and by region for each of the years ended March 31, 2000, 2001 and 2002.

Revenues by Service

	Year Ended March 31,
	2000		2001		2002
	(Dollars in thousands)
Network Services	$217,006	45%	$283,248	43%	$309,645	48%
Consulting, Integration and Provisioning Services	116,534	24	179,932	27	194,211	30
Applications Services	15,286	3	10,540	2	8,266	1
Other Communications Services	132,618	28	188,225	28	133,657	21

Total revenues	$481,444	100%	$661,945	100%	$645,779	100%

Revenues by Distribution Channel

	Year Ended March 31,
	2000	2001	2002
	(Dollars in thousands)
Country representatives (direct channels):
Number of representatives	55	55	57
Number of clients	1,402	1,503	1,594
Country representatives’ revenues	$357,494	$405,201	$405,480
Percent of total revenues	74%	61%	63%

Alternate sales channels:
Number of sales channel partners	22	24	27
Number of sales channel partners’ clients	1,022	1,014	884
Alternate sales channels’ revenues	$123,950	$256,744	$240,299
Percent of total revenues	26%	39%	37%

Revenues by Region

	Year Ended March 31,
	2000		2001		2002
	(Dollars in thousands)
Americas	$138,587	29%	$144,897	22%	$142,572	22%
Europe, Middle East and Africa (EMEA)	302,653	63	465,543	70	423,730	66
Asia Pacific	40,204	8	51,505	8	79,477	12

Total revenues	$481,444	100%	$661,945	100%	$645,779	100%

Revenues by Country

	Year Ended March 31,
	2000		2001		2002
	Dollars in thousands
France	$27,148	6%	$39,180	6%	$32,871	5%
Germany	30,962	7	45,559	7	40,017	6
Netherlands	61,497	13	105,191	16	97,192	15
Sweden	39,743	8	63,657	10	47,345	7
Switzerland	29,133	6	40,992	6	37,078	6
United Kingdom	53,885	11	80,088	12	80,454	12
United States	126,358	26	134,774	20	133,222	21
Other countries	112,718	23	152,504	23	177,600	28

Total revenues	$481,444	100%	$661,945	100%	$645,779	100%

This table sets forth financial data from our consolidated statements of operations for the years ended March 31, 2000, 2001 and 2002 expressed in each case as a percentage of revenues.

	Year Ended March 31,
	2000	2001	2002
	(As a percentage of revenues)
Revenues	100%	100%	100%
Expenses:
Country representative compensation—non-outsourcing services	14	14	15
Country representative compensation—outsourcing services	17	21	18
Bandwidth and related costs	19	19	19
Network operations	15	12	16
Selling, general and administrative	41	30	36

Total expenses	106	96	104

Operating income (loss)	(6)	4	(4)
Other income (expense)
Interest income	3	6	4
Interest expense	(2)	(2)	(2)
Other, net	0	0	0
Provision for income taxes	(1)	(4)	0
Minority interest	0	0	0
Extraordinary item	0	0	0

Net income (loss)	(6)%	4%	(2)%

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

Revenues

Revenues by Service—Revenues decreased $16.2 million, or 2%, from $661.9 million in the year ended March 31, 2001 to $645.8 million in the year ended March 31, 2002. The decrease in revenues was principally the result of a decrease of $54.6 million, or 29%, in revenues from Other Communications Services, which were partially offset by increases of $26.4 million, or 9%, in revenues from Network Services and $14.3 million, or 8%, in revenues from Consulting, Integration and Provisioning Services. Most of the growth in revenues from Network Services came from an $22.8 million increase in sales of intranet services. Most of the growth in revenues from Consulting, Integration and Provisioning Services was the result of our clients’ need for local access services to connect to The World Network. The decrease in revenues from Other Communications Services was primarily the result of a $36.7 million decrease in outsourcing services revenues (discussed in more detail below) and an expected $6.9 million decline in our mature X.25 transport services as our clients are migrating to more advanced, non-X.25 based transport services. We expect that Network Services will continue to constitute the largest component of our revenue base going forward. We also anticipate that a significant portion of our future revenue growth will come from Network Services and Consulting, Integration and Provisioning Services.

Outsourcing services revenues decreased $44.1 million from $189.8 million in the in the year ended March 31, 2001 to $145.7 million in the year ended March 31, 2002. This decrease is the result of AUCS clients ceasing to use AUCS services or, to a lesser extent, transitioning to our services under The World Network. As the termination of the AUCS outsourcing agreement approaches, we expect that we will continue to see a decrease in outsourcing services revenues. Of the $44.1 million decrease in outsourcing services revenues, $36.7 million was in Other Communications Services.

Excluding the effect of outsourcing services revenues, revenues increased $27.9 million, or 6%, from $472.2 million in the year ended March 31, 2001 to $500.1 million in the year ended March 31, 2002. The increase is attributable to Network Services, which increased $26.4 million as described above and Consulting, Integration and Provisioning Services, which increased $21.7 million, or 16%, from $133.8 million in the year ended March 31, 2001 to $155.4 million in the year ended March 31, 2002. This revenue includes revenue from clients previously on the AUCS platform, which was recorded as outsourcing services, that have transitioned to the Infonet platform. These increases were partially offset by a decrease in revenues from Other Communications Services of $17.8 million, or 40%, from $44.6 million in the year ended March 31, 2001 to $26.7 million in the year ended March 31, 2002.

Revenues by Distribution Channel—Revenues from our country representatives increased slightly, from $405.2 million in the year ended March 31, 2001 to $405.5 million in the year ended March 31, 2002, despite a 6% increase in the number of our country representative clients from 1,503 as of March 31, 2001 to 1,594 as of March 31, 2002 and an increase in the number of our country representatives from 55 as of March 31, 2001 to 57 as of March 31, 2002. The slight increase in revenues from our country representatives was primarily impacted by the decline in outsourcing services revenues and the effect of price erosion on our core business as customers transition to a more cost effective solution offered by us. Excluding the effect of the decrease in outsourcing services revenues, revenues from country representatives increased by $7.5 million, or 2%, from $383.7 million in the year ended March 31, 2001 to $391.2 million in the year ended March 31, 2002.

Revenues from our alternate sales channels decreased $16.4 million, or 6%, from $256.7 million in the year ended March 31, 2001 to $240.3 million in the year ended March 31, 2002, as a result of a decline in our alternate sales channel partners’ clients from 1,014 clients as of March 31, 2001 to 884 clients as of March 31, 2002. The decline represents a decline of 253 outsourcing services clients partially offset by an increase of 123 non-outsourcing services clients. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels increased $20.5 million from $88.5 million in the March 31, 2001 to $108.9 million in the year ended March 31, 2002. This increase is net of price erosion as customers transition to a more cost effective solution offered by us.

Revenues by Region—The largest portion of our revenue decrease, billed on a regional basis, occurred in the EMEA region where revenues decreased $41.8 million, or 9%, from $465.5 million in the year ended March 31, 2001 to $423.7 million in the year ended March 31, 2002. This decrease is the result of a $44.1 million decrease in outsourcing services revenue partially offset by an increase in non-outsourcing services revenues due to the addition of new clients and increased sales to existing clients. Revenues billed in the Americas decreased $2.3 million, or 2%, from $144.9 million in the year ended March 31, 2001 to $142.6 million in the year ended March 31, 2002 due primarily to price erosion as customers transition to a more cost effective solution offered by us. Revenues billed in the Asia Pacific region increased $28.0 million, or 54%, from $51.5 million in the year ended March 31, 2001 to $79.5 million in the year ended March 31, 2002. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market.

Expenses

Country representative compensation expense decreased $23.4 from $235.4 million in the year ended March 31, 2001 to $212.0 million in the year ended March 31, 2002. Approximately $29.5 million of this decrease is related to outsourcing services revenues. The offsetting increase results from a change in product mix and the impact of varying margins between products.

Bandwidth and related costs decreased $4.8 million, or 4%, from $125.4 million in the year ended March 31, 2001 to $120.6 million in the year ended March 31, 2002. Lease expense, the largest component of bandwidth and related costs, decreased $17.5 million, or 19%, from $92.1 million in the year ended March 31, 2001 to $74.6 million in the year ended March 31, 2002. Amortization of purchased bandwidth increased $12.2 million, from $19.6 million to $31.8 million over the period. Both the decrease in lease expense and the increase in amortization were a result of owning a larger portion of our bandwidth capacity in the backbone of our network. The year ended March 31, 2002 also includes a charge of $1.6 million related to the impairment of purchased bandwidth from a bankrupt network service provider. The total net book value of the purchased bandwidth related to service providers which have declared bankruptcy as of March 31, 2002 capitalized on our financial statements is approximately $55.0 million. In addition, subsequent to our fiscal year end, another one of our service providers declared bankruptcy. The net book value of the purchased bandwidth related to this service provider and its subsidiaries was approximately $42.1 million on March 31, 2002. If we experience permanent disruption in services on these facilities, an impairment charge may be recorded. Currently, there are efforts underway to remedy the situation via a variety of business initiatives. Consequently, we are unable to predict the timing of such charges, if any become necessary. Management routinely monitors the situation and will take appropriate action in accordance with our accounting policy, see Note 2 in the Notes to the Consolidated Financial Statements.

Network operations expense increased $23.3 million, or 29%, from $79.5 million in the year ended March 31, 2001 to $102.8 million in the year ended March 31, 2002. This increase is primarily attributable to an increase in depreciation expense related to network equipment of $9.7 million, or 46%, from $20.8 million in the year ended March 31, 2001 to $30.5 million in the year ended March 31, 2002. In the year ended March 31, 2002, we incurred $6.4 million in support services outsourced to third parties. Additionally, stock-related compensation charges increased $1.7 million, from $934,000 in the year ended March 31, 2001 to $2.6 million in the year ended March 31, 2002. A one-time stock-related compensation credit of $1.6 million in the prior period resulted from an amendment to one of our stock-based compensation plans. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses increased $37.1 million, or 19%, from $197.9 million in the year ended March 31, 2001 to $235.0 million in the year ended March 31, 2002. Our sales support expenses for multinational activities increased $23.1 million from $69.7 million in the year ended March 31, 2001 to $92.9 million in the year ended March 31, 2002 which was directly related to increased multinational support required to service our customers. Sales and marketing personnel-related expenses increased $14.0 million from $68.9 million in the year ended March 31, 2001 to $82.9 million in the year ended March 31, 2002 due to increased sales and marketing efforts to increase our revenues. Stock-related compensation charges increased $3.8 million, from $10.2 million in the year ended March 31, 2001 to $14.0 million in the year ended March 31, 2002. A one-time stock-related compensation credit of $3.6 million in the prior year resulted from an amendment to one of our stock-based compensation plans. Additionally, during the year ended March 31, 2002, a non-cash $1.1 million stock-related compensation charge related to the acceleration of vesting of options of a terminated employee was offset by a non-cash $1.0 million credit related to the forfeiture of non-vested options of other terminated employees. Administrative expenses, excluding stock-related compensation expense, increased by $2.8 million from $23.3 million in the year ended March 31, 2001 to $26.0 million in the year ended March 31, 2002. Advertising expense decreased $1.3 million from $6.7 million in the year ended March 31, 2001 to $5.3 million in the year ended March 31, 2002.

Operating Income (Loss) decreased by $48.4 million, from $23.7 million in the year ended March 31, 2001 to $(24.7) million in the year ended March 31, 2002 because of a decrease in revenues and increased expenses as discussed above.

Other Income (Expense) decreased $18.0 million, from $32.3 million in the year ended March 31, 2001 to $14.4 million in the year ended March 31, 2002. This decrease reflects a decrease in interest income of $18.3 million, from $43.3 million to $25.0 million, due to lower interest rates and lower cash balances as funds were used for capital expenditures during fiscal year 2002. Other, net for the year ended March 31, 2002 included a loss of $2.2 million related to the reduction of the carrying value of a non-marketable investment offset by $2.0 million of gains on sale of marketable securities.

Provision for Income Taxes decreased from $28.0 million in the year ended March 31, 2001 to $2.2 million in the year ended March 31, 2002 primarily because of decreased income and, to a lesser degree, by tax benefits from foreign subsidiary loss utilization.

Net Income (Loss) decreased from $27.2 million in the year ended March 31, 2001 to $(13.3) million in the year ended March 31, 2002 due to the factors described above.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

Revenues

Revenues by Service—Revenues increased $180.5 million, or 37%, from $481.4 million in the year ended March 31, 2000 to $661.9 million in the year ended March 31, 2001. The increase in revenues was principally the result of increases of $66.2 million, or 31%, in revenues from Network Services, $63.4 million, or 54%, in revenues from Consulting, Integration and Provisioning Services and $55.6 million, or 42%, in Other Communication Services. Most of the growth in revenues from Network Services came from increases in sales of intranet and remote access services. Intranet sales increased $46.5 million, or 36%, from $128.3 million to $174.8 million and remote access sales increased $13.7 million, or 31%, from $43.9 million to $57.6 million, over the period from March 31, 2000 to March 31, 2001. The increases in Consulting, Integration and Provisioning Services and Other Communication Services included approximately $31 million and $59 million, respectively, in revenues from outsourcing services that were earned as a result of our providing outsourcing services for the full period compared to only a six-month period in the prior year.

Excluding revenues from outsourcing services, revenues increased $90.0 million, or 24%, from $382.1 million in the year ended March 31, 2000 to $472.1 million in the year ended March 31, 2001. Excluding revenues from outsourcing services, Consulting, Integration and Provisioning Services, comprised primarily of our Global Connect services, increased $32.7 million, or 32%, from $102.9 million to $135.6 million over the period, and Other Communications Services declined $4.1 million, or 9%, from $46.9 million to $42.8 million. This decrease was largely due to an expected decline in our mature messaging product line and our X.25 transport services, as our clients migrated to more advanced messaging applications and non-X.25 based transport services, offset by a one-time commitment fee paid by one of our sales channel partners of $7.8 million.

Revenues by Distribution Channel—Revenues from our country representatives increased $47.7 million, or 13%, from $357.5 million in the year ended March 31, 2000 to $405.2 million in the year ended March 31, 2001. Excluding outsourcing services, revenues from country representatives increased $52.3 million, or 16%, from $331.3 million to $383.7 million over the year. Outsourcing revenue, which began mid-year during the prior period, declined by approximately $5 million related to a one-time recognition of contract termination fees during the prior year. While the number of our country representatives remained at 55 over the period, revenue increases were derived through the growth of existing country representatives. The number of our clients increased 7%, from 1,402 clients as of March 31, 2000 to 1,503 clients as of March 31, 2001. Revenues increased as clients that used mostly lower revenue generating messaging and X.25 based transport services were replaced by clients that purchased higher revenue yielding Network Services.

Revenues from our alternate sales channels grew $132.8 million, or 107%, from $124.0 million to $256.7 million over the period. Approximately $95 million of the increase resulted from outsourcing services as revenues from the outsourcing business were earned for a full year period as compared to a six- month period in the prior year. The balance of the increase is primarily attributed to growth through existing sales channel partners. In total, our alternate sales channel partners resold our suite of services to 8 fewer clients, from 1,022 clients as of March 31, 2000 to 1,014 clients as of March 31, 2001.

Revenues by Region—The majority of our growth in revenues by region occurred in the EMEA region, which increased $162.9 million, or 54%, from $302.7 million in the year ended March 31, 2000 to $465.5 million in the year ended March 31, 2001. Approximately $90 million of this revenue growth was in Europe resulting from outsourcing services as revenues from the outsourcing business were earned for a full year period as compared to a six-month period in the prior year. The balance of the increase is due to the addition of new clients and increases in sales of services to existing clients. Revenues billed in the Americas grew $6.3 million, or 5%, from $138.6 million to $144.9 million over the period. Revenues billed in Asia Pacific increased by $11.3 million, or 28%, from $40.2 million in the year ended March 31, 2000 to $51.5 million in the year ended March 31, 2001, due to increased sales efforts in a growing market.

Expenses

Country representative compensation increased $84.2 million, or 56%, from $151.3 million in the year ended March 31, 2000 to $235.4 million in the year ended March 31, 2001. Approximately $65 million of this increase resulted from outsourcing services revenues. The balance of this expense grew in line with the related revenue.

Bandwidth and related costs increased $35.0 million, or 39%, from $90.5 million in the year ended March 31, 2000 to $125.4 million in the year ended March 31, 2001. This increase was directly related to higher network leasing expenses associated with increasing the capacity of our network and our newly introduced ATM capability, although the unit cost had dropped significantly. The usage growth reflects additional client port growth and increased capacity per port, as well as the building of an infrastructure with lower capacity utilization. Lease expense, the largest component of bandwidth and related costs, increased $16.1 million, or 21%, from $76.0 million in the year ended March 31, 2000 to $92.1 million in the year ended March 31, 2001. Amortization of purchased bandwidth increased $15.4 million, or 360%, from $4.3 million to $19.6 million over the period as a result of owning a major portion of our bandwidth capacity in the backbone of our network.

Network operations expense increased $7.3 million, or 10%, from $72.2 million in the year ended March 31, 2000 to $79.5 million in the year ended March 31, 2001. Stock-related compensation charges decreased $6.2 million, or 87%, from $7.2 million in the year ended March 31, 2000 to $934,000 in the year ended March 31, 2001. Depreciation expense related to network equipment increased $6.2 million, or 42%, from $14.6 million in the year ended March 31, 2000 to $20.8 million in the year ended March 31, 2001. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses, which grew in line with our revenues.

Selling, general and administrative expense increased $1.6 million, or 1%, from $196.3 million in the year ended March 31, 2000 to $197.9 million in the year ended March 31, 2001. Stock-related compensation charges decreased $16.0 million, or 61%, from $26.2 million in the year ended March 31, 2000 to $10.2 million in the year ended March 31, 2001. Our sales support expenses for multinational activities increased $1.7 million from $68.0 million in the year ended March 31, 2000 to $69.7 million in the year ended March 31, 2001 which was directly related to revenue growth. Sales and marketing personnel-related expenses increased $7.0 million from $61.9 million in the year ended March 31, 2000 to $68.9 million in the year ended March 31, 2001 due to increased sales and marketing efforts to increase our business. Administrative expenses, excluding stock-related compensation expense, increased by $504,000 from $22.7 million in the year ended March 31, 2000 to $23.2 million in the year ended March 31, 2001.

Operating Income (Loss) increased by $52.5 million, from a loss of $(28.8) million in the year ended March 31, 2000 to income of $23.7 million in the year ended March 31, 2001 due to the factors described above.

Other Income (Expense) increased $26.2 million, from $6.1 million in the year ended March 31, 2000 to $32.3 million in the year ended March 31, 2001. This increase reflects growth in interest income of $28.7 million, from $14.6 million to $43.3 million resulting from the investment of the initial public offering proceeds received in December 1999. The increased interest expense of $4.7 million, from $7.2 million to $11.9 million over the period, resulted from increased borrowings under our Senior Secured Credit Facility.

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

Liquidity and Capital Resources

Net cash provided by operating activities during the year ended March 31, 2002 was $101.0 million compared to $71.7 million during the year ended March 31, 2001. This fluctuation was primarily a result of changes in accounts receivable, which provided cash of $46.6 million in the year ended March 31, 2002 compared to a use of cash of $40.4 million in the year ended March 31, 2001. An increase in deferred income taxes provided an increase in cash of $25.7 million. Additionally, depreciation and amortization increased by $24.1 million in the year ended March 31, 2002 due to the expansion of The World Network and newly introduced ATM capability. These changes were partially offset by changes in, other current assets, which decreased cash by $22.5 million, accounts payable, which decreased cash by $20.4 million, income taxes payable, which decreased cash by $13.9 million, and network communications payable, which decreased cash by $13.9 million. Additionally, net income decreased by $40.6 million. Net cash used in investing activities for the year ended March 31, 2002 was $80.4 million compared to $669.9 million during the year ended March 31, 2001. This fluctuation was primarily due to purchases of securities available-for-sale during the prior year and a decrease in purchases of property, equipment and communication lines of $84.6 million. Cash used in financing activities for the year ended March 31, 2002 was $10.7 million compared to net cash provided by financing activities of $9.5 million for the year ended March 31, 2001. This fluctuation was the result of net proceeds from issuance of long-term obligations during the year ended March 31, 2001.

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

In November 2001, our Board of Directors authorized the expenditure of up to $100 million over a two-year period to repurchase shares of our common stock. As of March 31, 2002, we had spent approximately $2.6 million to purchase approximately 1.2 million shares at an average price of $2.19 per share. Under the terms of our senior secured credit facility, we are required to prepay indebtedness under the facility in an amount equal to 50% of purchases of our common stock.

As of March 31, 2002, we had cash and cash equivalents of $147.2 million, short-term investments of $370.6 million, working capital of $557.7 million and total assets of $1,410.1 million. Indebtedness under our senior secured credit facility totaled $87.0 million as of March 31, 2002 with additional borrowings available under this facility of $100.0 million. Building mortgage indebtedness as of March 31, 2002 totaled $22.3 million.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months. We expect capital expenditures for the next twelve months to approximate $95 million. If necessary, we may be required to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service. Current estimates of the cost to replace such potential lost capacity approximate $15 million.

Deferred Tax Asset

During the year ended March 31, 2001, we filed a request for determination from the Internal Revenue Service (“IRS”) regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which we obtained access to the customers of AUCS and cash of $40 million in exchange for the issuance to the stockholders of 47.84 million shares of our Class B common stock. In November 2001 we received a favorable determination from the IRS that an intangible asset relating to the access to the AUCS customers was created by the transaction. The intangible asset, that will be amortized in our tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly in the year ended March 31, 2002, we recorded a deferred tax asset of approximately $171.0 million. Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to the AUCS customers was valued at the stockholders’ basis of $0. Correspondingly, the credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

At March 31, 2002, our net deferred tax assets totaled $167.5 million which are principally comprised of the intangible asset discussed above. We estimate that we must generate income taxable in the United States of $13.0 million per year over the amortization and carryforward periods in order to fully utilize the net deferred tax assets. We believe that our future United States taxable income will be sufficient to utilize the full amount of the net deferred tax assets. However, should our future United States taxable income be significantly less than our current expectations, we may record a valuation allowance equal to all or substantially all of our net deferred tax assets. Recording such a valuation allowance would result in a charge to income tax expense and that charge could be material.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interest method. The adoption of SFAS No. 141 did not have any effect on our financial position and results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which becomes effective for us beginning April 1, 2002. This statement changes the method of accounting for goodwill to a test for impairment and requires among other things, the discontinuance of goodwill amortization. We do not believe that the adoption of SFAS No. 142 will have a significant effect on our financial position or results of operation. Goodwill amortization was approximately $105,000 in the fiscal year ended March 31, 2002.

SFAS No. 143 “Accounting for Asset Retirement Obligations” which becomes effective for us on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

SFAS No. 144 “Impairment or Disposal of Long-Lived Assets” will become effective for us on April 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses the accounting for a segment of a business accounted for as a discontinued operation. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations. We do not believe that the adoption of SFAS No. 144 will have a significant effect on our financial position or results of operation.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in foreign exchange rates and interest rates. A discussion of our primary market risks associated with our foreign currency transactions, available-for-sale securities, and long-term debt exposure is presented below.

Foreign Exchange Risk

We conduct our operations in more than 70 countries and territories around the world in a number of different currencies. There is exposure to future earnings when foreign exchange rates change and certain receivables, payables and intercompany transactions are denominated in foreign currencies. We monitor our exposure to foreign currencies through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

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

Our exposure to exchange rate fluctuations primarily arises from outsourcing services and assignment agreements with AUCS, which are denominated in euros as well as operating costs associated with such agreements. Approximately 20% of the company’s revenues for the year ended March 31, 2002 were generated from the euro-denominated AUCS agreements. The revenues and the related costs result in a net euro exposure of the gross profit, which is equal to approximately 20% of revenues. The euro-denominated gross profit offset by other euro-denominated operating costs generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects the company to exchange rate risk on settlement of the receivables and payables. Euro-denominated cash, accounts receivable less accounts payable related to AUCS agreements was a $24.3 million net asset as of March 31, 2002.

As of March 31, 2002, we were primarily exposed to the following currencies: the euro, the British pound, the Italian lire and the French franc. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $1.3 million as of that date.

Interest Rate Risk

We currently maintain an investment portfolio of high quality marketable securities. According to our investment policy, we may invest in taxable instruments including U.S. Treasury bills, obligations issued by government agencies, certificates of deposit, commercial paper, master notes, corporate notes and asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale, and recorded in the balance sheet at fair value. Fluctuations in fair value attributable to changes in interest rates are reported as a separate component of stockholders’ equity. We do not use derivative instruments to hedge our investment portfolio.

The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of March 31, 2002 are as follows:

	Carrying Amount	Maturity
	2002	2003	2004	2005	2006	2007	Thereafter	Fair Value
Investments
Cash equivalents	$80,367	$—	$—	$—	$—	$—	$—	$80,367
Weighted average interest rate	1.79%	—	—	—	—	—	—	—
Short-term investments	$370,591	$161,688	$99,889	$48,651	$19,041	$342	$40,980	$370,591
Weighted average interest rate	3.63%	3.00%	3.99%	3.97%	3.17%	7.44%	5.07%

Long-Term Debt
Secured bank notes	$86,962	$8,614	$28,369	$15,071	$26,707	$8,201	$—	$86,962
Average interest rate	4.55%	4.55%	4.55%	4.55%	4.55%	4.55%	4.55%
Mortgage loan	$22,255	$1,701	$1,701	$1,701	$1,701	$1,701	$13,750	$22,255
Average interest rate	3.63%	3.63%	3.63%	3.63%	3.63%	3.63%	3.63%

The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of March 31, 2001 are as follows:

	Carrying Amount	Maturity
	2001	2002	2003	2004	2005	2006	Thereafter	Fair Value
Investments
Cash equivalents	$111,126	$—	$—	$—	$—	$—	$—	$111,126
Weighted average interest rate	4.97%	—	—	—	—	—	—	—
Short-term investments	$464,035	$179,215	$156,510	$79,642	$9,404	$2,551	$36,713	$464,035
Weighted average interest rate	6.09%	5.97%	6.03%	6.26%	6.42%	7.07%	6.36%

Long-Term Debt
Secured bank notes	$90,000	$3,038	$7,425	$28,802	$15,301	$27,113	$8,321	$90,000
Average interest rate	8.94%	8.94%	8.94%	8.94%	8.94%	8.94%	8.94%
Mortgage loan	$23,956	$1,701	$1,701	$1,701	$1,701	$1,701	$15,451	$23,956
Average interest rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

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

PART III

Item 10.    Directors and Executive Officers of the Company

The information required by this item concerning our directors is incorporated by reference to the information set forth in our proxy statement (2002 Proxy Statement) for the 2002 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2002.

Item 11.    Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2002 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2002, certain information with respect to compensation plans, including individual compensation arrangements, under which our securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	19,475,885	$10.07	10,029,051
Equity compensation plans not approved by stockholders	—	—	—
Total	19,475,885	$10.07	10,029,051

The remaining information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in our 2002 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in our 2002 Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1)  Consolidated Financial Statements:

(a)(2)  Financial Statement Schedules:

Independent Auditors’ Report

Schedule II—Valuation and Qualifying Accounts

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

(b)  Reports on Form 8-K:

We filed no current reports on Form 8-K in the fourth quarter ended March 31, 2002.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of
Infonet Services Corporation
El Segundo, California:

We have audited the accompanying consolidated balance sheets of Infonet Services Corporation and its subsidiaries (the “Company”) as of March 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California
June 10, 2002

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share Amounts)

	March
	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,599	$147,180
Short-term investments	464,035	370,591
Accounts receivable, net of allowances of $13,855 and $14,930 as of March 31, 2001 and 2002, respectively	177,420	130,748
Deferred income taxes	6,792	24,773
Prepaid expenses	14,335	20,721
Other current assets	10,048	33,650

Total current assets	810,229	727,663

PROPERTY, EQUIPMENT AND COMMUNICATIONS LINES, Net	464,172	494,401
DEFERRED INCOME TAXES	16,520	142,699
INTANGIBLE AND OTHER ASSETS, Net	55,010	45,376

TOTAL ASSETS	$1,345,931	$1,410,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$5,076	$10,315
Current portion of capital lease obligations	3,169	2,727
Accounts payable	76,851	51,185
Network communications	92,301	24,927
Accrued salaries and related benefits	15,859	18,947
Income taxes payable	13,727	4,669
Advance billings	26,799	26,996
Deferred installation revenues	9,861	10,714
Other accrued expenses	18,823	19,440

Total current liabilities	262,466	169,920

DEFERRED REVENUE AND COMPENSATION	37,215	35,849
CAPITAL LEASE OBLIGATIONS	8,954	6,227
LONG-TERM OBLIGATIONS	108,880	98,902
MINORITY INTEREST	663	1,450
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value per share: 400,000 shares authorized; 364,160 shares issued as of March 31, 2001 and 2002; and 161,403 shares outstanding as of March 31, 2001 and 2002; 202,757 shares held in treasury	66,078	66,078
Class B common stock, $0.01 par value per share: 600,000 shares authorized; 309,309 and 310,287 shares issued as of March 31, 2001 and 2002; 309,309 and 309,116 shares outstanding as of March 31, 2001 and 2002; 1,171 shares held in treasury as of March 31, 2002	985,889	1,174,577
Treasury stock, at cost, 202,757 and 203,928 shares as of March 31, 2001 and 2002	(121,184)	(123,753)
Notes receivable from issuance of common stock	(8,465)	(8,577)
Retained earnings (accumulated deficit)	7,492	(5,827)
Accumulated other comprehensive loss	(2,057)	(4,707)

Total stockholders’ equity	927,753	1,097,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,345,931	$1,410,139

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except per Share Amounts)

	Year Ended March 31,
	2000	2001	2002
REVENUES, Net	$481,444	$661,945	$645,779

EXPENSES:
Country representative compensation	151,283	235,438	212,027
Bandwidth and related costs	90,457	125,438	120,635
Network operations	72,230	79,503	102,807
Selling, general and administrative	196,314	197,879	234,974

Total expenses	510,284	638,258	670,443

OPERATING INCOME (LOSS)	(28,840)	23,687	(24,664)

OTHER INCOME (EXPENSE):
Interest income	14,560	43,293	25,029
Interest expense	(7,162)	(11,892)	(11,061)
Other, net	(1,310)	914	392

Total other income, net	6,088	32,315	14,360

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM	(22,752)	56,002	(10,304)
PROVISION FOR INCOME TAXES	3,996	28,043	2,164

INCOME (LOSS) BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM	(26,748)	27,959	(12,468)
MINORITY INTEREST	(43)	224	851

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(26,705)	27,735	(13,319)
EXTRAORDINARY ITEM (Net of income taxes of $363)	—	502	—

NET INCOME (LOSS)	(26,705)	27,233	(13,319)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(573)	(3,099)	(294)
Unrealized gains (losses) on securities, net of tax	(36)	2,969	(1,825)
Minimum pension liability adjustment, net of tax	138	—	—
Cumulative effect of accounting change, net of tax	—	—	(544)
Unrealized gain on derivative instrument, net of tax.	—	—	13

Total other comprehensive loss, net of tax	(471)	(130)	(2,650)

COMPREHENSIVE INCOME (LOSS)	$(27,176)	$27,103	$(15,969)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.06)	$0.06	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	417,197	470,712	471,058

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	417,197	472,599	471,058

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended March 31, 2000, 2001 and 2002
(In Thousands)

	Common Stock		Treasury Stock		Note Receivable From Issuance of Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 1999	576,507	191,893	(202,757)	(121,184)	—	7,464	(1,456)	76,717
Net loss	—	—	—	—	—	(26,705)	—	(26,705)
Public offering of common stock net of issuance costs	38,462	766,797	—	—	—	—	—	766,797
Shares issued pursuant to outsourcing agreements issuance costs	47,840	39,501	—	—	—	—	—	39,501
Exercise of stock options	565	475	—	—	—	—	—	475
Exercise of stock purchase rights	9,564	7,998	—	—	—	—	—	7,998
Stock-based compensation charge	—	20,373	—	—	—	—	—	20,373
Notes receivable from issuance of common stock	—	—	—	—	(8,134)	—	—	(8,134)
Dividends paid	—	—	—	—	—	(500)	—	(500)
Foreign currency translation adjustments	—	—	—	—	—	—	(573)	(573)
Unrealized losses on securities	—	—	—	—	—	—	(36)	(36)
Minimum pension liability adjustments, net of tax of $92	—	—	—	—	—	—	138	138

BALANCE, MARCH 31, 2000	672,938	$1,027,037	(202,757)	$(121,184)	$(8,134)	$(19,741)	$(1,927)	$876,051
Net income	—	—	—	—	—	27,233	—	27,233
Exercise of stock, options	547	460	—	—	—	—	—	460
Stock based compensation charge	—	16,400	—	—	—	—	—	16,400
Conversion of SAR’s Plan	—	7,775	—	—	—	—	—	7,775
Repayment of notes receivable	—	—	—	—	70	—	—	70
Stock options rescinded	(108)	(84)	—	—	—	—	—	(84)
Employee stock purchase plan	92	379	—	—	—	—	—	379
Accrued interest on notes receivable	—	—	—	—	(401)	—	—	(401)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,099)	(3,099)
Unrealized gains on securities	—	—	—	—	—	—	2,969	2,969

BALANCE, MARCH 31 2001	673,469	$1,051,967	(202,757)	$(121,184)	$(8,465)	$7,492	$(2,057)	$927,753

Net loss	—	—	—	—	—	(13,319)	—	(13,319)
Purchase of treasury shares	—	—	(1,171)	(2,569)	—	—	—	(2,569)
Deferred tax asset (net of expenses)	—	170,178	—	—	—	—	—	170,178
Exercise of stock options	473	397	—	—	—	—	—	397
Stock-based compensation charge	—	16,599	—	—	—	—	—	16,599
Repayment of notes receivable	—	—	—	—	288	—	—	288
Employee stock purchase plan	504	1,514	—	—	—	—	—	1,514
Accrued interest on notes receivable	—	—	—	—	(400)	—	—	(400)
Cumulative effect of accounting change	—	—	—	—	—	—	(544)	(544)
Unrealized gain on derivative instrument	—	—	—	—	—	—	13	13
Foreign currency translation adjustments	—	—	—	—	—	—	(294)	(294)
Unrealized losses on securities	—	—	—	—	—	—	(1,825)	(1,825)

BALANCE, MARCH 31, 2002	674,446	$1,240,655	(203,928)	$(123,753)	$(8,577)	$(5,827)	$(4,707)	$1,097,791

See accompanying notes to consolidated financial statements.

INFONET SERVICE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended March 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,705)	$27,233	$(13,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,521	51,654	75,798
Amortization of debt acquisition costs	551	1,645	702
Loss on sale of subsidiary	—	480	—
Loss on non-marketable investment	—	—	2,190
Extraordinary loss due to early retirement of debt, net of tax of $363	—	502	—
Stock based compensation charge	33,377	11,112	16,599
Impairment of communication lines	—	—	1,620
(Gain) loss on disposal of property, equipment and communication lines	(194)	48	(52)
Deferred income taxes	(5,910)	3,507	29,173
Minority interest	(43)	198	732
Discount amortization on marketable securities	—	(1,731)	50
Realized gain on marketable securities	—	(296)	(1,976)
Changes in assets and liabilities, net of business sold:
Accounts receivable, net	(81,500)	(40,403)	46,626
Prepaid expenses	(172)	(5,068)	(6,398)
Other current assets	298	(33)	(22,534)
Accounts payable	65,487	(4,224)	(24,625)
Network communications	9,500	11,248	(2,638)
Accrued salaries and related benefits	2,035	3,254	3,092
Income taxes payable	(2,786)	5,799	(8,078)
Advance billings	8,169	4,631	194
Other accrued expenses	1,582	3,636	(212)
Deferred revenue and compensation	7,417	2,654	(4,765)
Purchases of trading securities	(30,497)	(26,399)	(17,809)
Proceeds from sale of trading securities	19,447	23,732	26,678
Other operating activities	(1,957)	(1,438)	(71)

Net cash provided by operating activities	25,620	71,741	100,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(100,141)	(256,842)	(172,281)
Proceeds from sale of property, equipment and communication lines	61	90	102
Net proceeds from sale of business	—	716	—
Net acquisition cost of minority interest in subsidiary	—	(11,682)	—
Purchases of securities available-for-sale	(60,769)	(803,906)	(367,741)
Proceeds from sales of securities available-for-sale	7,702	253,117	290,668
Maturities of securities available-for-sale	2,420	152,526	169,277
Purchases of held-to-maturity securities	(3,420)	—	—
Maturity of held-to-maturity securities	10,281	14	—
Other investing activities	(1,825)	(3,936)	(403)

Net cash used in investing activities	(145,691)	(669,903)	(80,378)

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Dollars in Thousands)

	Year Ended March 31,
	2000	2001	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	110,000	117,000	—
Repayments of long-term obligations	(69,290)	(78,184)	(4,739)
Repayments of capital lease obligations	(2,543)	(3,126)	(3,169)
Repayments of purchased bandwidth obligations	—	(27,000)	—
Net proceeds from issuance of common stock	806,814	754	1,911
Repayments of notes receivable from issuance of common stock	165	70	288
Purchases of treasury stock	—	—	(2,569)
Costs directly related to capital transactions	—	—	(2,420)
Debt issuance cost	(5,046)	—	—
Dividends paid	(487)	—	—

Net cash provided by (used in) financing activities	839,613	9,514	(10,698)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(542)	(1,434)	(320)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	719,000	(590,082)	9,581
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,681	727,681	137,599

CASH AND CASH EQUIVALENTS, END OF YEAR	$727,681	$137,599	$147,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$12,794	$21,351	$15,491
Interest	$7,146	$11,481	$11,214
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of equipment through capital leases	$10,870	$—	$—
Acquisitions of communication lines accrued but not yet paid	$37,105	$67,443	$1,311
Acquisitions of equipment accrued but not yet paid	$—	$1,601	$1,877

During June 1999, the Company purchased bandwidth in a fiberoptic submarine cable system for a total commitment of $45.0 million. Of the total commitment, $18.0 million was settled in cash in June 1999.

In March 2000, the Company acquired land and a building for its headquarters facilities for approximately $33.1 million. Of this amount, approximately $25.5 million was financed with a mortgage loan.

During the year ended March 31, 2000, the Company issued shares of Class C common stock for notes receivable amounting to approximately $8.0 million.

During April 2000, the Company amended its 1998 Stock Appreciation Rights Plan (“SARs”) resulting in a new measurement date. The Company consequently reduced the SARs liability and credited stock-related compensation by approximately $5.3 million to reflect the stock priced at the new measurement date. The amended SARs Plan provides that the SAR may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Company is accounting for the tandem awards as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Consequently, the Company reclassified the approximately $7.7 million of remaining SARs liability to class B common stock.

In connection with the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” the Company recorded deferred installation fee revenues of $22.4 million as of April 1, 2000 and an equal amount of incremental and direct set up costs.

In December 2001, the Company recorded a deferred tax asset and refund claims of approximately $171.7 million with a corresponding credit to stockholders’ equity, net of directly related costs. (See Note 4 to consolidated financial statements).

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2000, 2001 and 2002

1.    GENERAL INFORMATION

Description of Business—Infonet Services Corporation (“Infonet” or the “Company”) provides cross-border managed data communications services to multinational corporations worldwide. Infonet’s largest stockholders include six of the world’s major telecommunication companies. Infonet provides services directly through country representatives and indirectly through major international telecommunications carriers and value-added resellers.

Initial Public Offering—In December 1999, the Company completed its initial public offering (the “Offering” or “IPO”) of 51,282,300 shares of its Class B common stock at an offering price of $21.00 per share. Of these shares, 12,820,700 Class B shares were sold by six stockholders, and the Company sold 38,461,600 Class B shares. The 12,820,700 shares of Class B common stock sold consisted of 10,513,000 existing Class B shares and a conversion of 2,307,700 Class A shares to Class B shares. Net proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $766.8 million.

Fiscal Year—The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week periods ended March 31, 2000, March 30, 2001 and March 29, 2002 as the years ended March 31, 2000, 2001 and 2002, respectively.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—All majority-owned subsidiaries and subsidiaries where the Company exercises economic control are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. The Company’s investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As with any estimates, actual results could differ from those estimates.

Cash and Cash Equivalents—The company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments—The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The carrying amount of available-for-sale securities classified as short-term investments and trading securities classified as other assets reflects their fair value since these securities are marked to market. Long-term debt obligations approximate fair value because related interest rates approximate market rates. The fair value of the interest rate swaps (see Note 8) at April 1, 2001 and March 31, 2002 was approximately ($894,000) and approximately ($865,000), respectively.

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of its cash equivalents, available-for-sale investments, and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition—The Company records revenues for network services; consulting, integration and provisioning services; applications services; and other communications services when the services are provided. Such services are provided under client contracts, which generally have a term of 1 to 3 years. Installation fee revenues are amortized over the average customer life. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenue when earned. An allowance for customer credits is accrued concurrently with the recognition of revenue.

Depreciation and Amortization—The cost of property, equipment and communication lines, less applicable estimated residual values, is depreciated over their estimated useful lives, on the straight-line method, from the date the specific asset is complete, installed, and ready for normal use, as follows:

Communication, computer and related equipment	3 to 5 years
Communication lines	Shorter of contract term or 15 years
Buildings	40 years
Leasehold improvement	Shorter of lease term or useful lives
Furniture and other equipment	5 to 10 years

Communication lines consist of purchased bandwidth.

Investments in Securities—Short-term investments are classified as available-for-sale with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Cost and realized gains and losses from the sale of these investments are based on the specific identification method.

Securities held in a trust pursuant to the Company’s IDIP (see Note 12) are accounted for as trading securities due to the fact that the securities in this trust are invested in accordance with the participants’ direction. These securities are recorded in intangible and other assets. Both realized and unrealized gains and losses are included in other income.

Goodwill and Other Intangible Assets—Goodwill arising from the acquisition of businesses is amortized on a straight-line basis over a period of 20 years. Intangible assets include customer base and trademarks, which are amortized over 10 years on a straight-line basis and purchased technology, which is being amortized over 5 years on a straight-line basis.

Impairment of Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from possibly impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

The Company monitors and evaluates the viability of the network service providers from which the Company has purchased bandwidth. The term “purchased bandwidth” refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and IRUs (Indefeasible Rights of Use). In instances where the network services provider is determined to be no longer viable and any disruption of service is permanent, the Company will write-off the remaining net book value of the asset. During 2002, the Company wrote-off purchased bandwidth with a net book value of $1.6 million. (see Note 5)

Advertising Costs—Advertising costs are expensed as incurred and totaled approximately $5.0 million, $5.7 million, and $5.3 million for the years ended March 31, 2000, 2001 and 2002, respectively.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to the amount expected to be realized. U.S. income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries, since these earnings are intended to be permanently reinvested in the operations of those subsidiaries.

At March 31, 2002, the cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $34.9 million and unrecognized deferred taxes were not material.

Foreign Currency Translation—For the Company’s foreign operations, the balance sheet accounts are translated at the year-end exchange rate, and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings. Exchange gains and losses are not material in amount in any period.

Installation Fee Revenue and Cost—During the fourth quarter of fiscal 2001, the company implemented Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, (“SAB 101”). As applied to the Company’s operations, SAB 101 requires certain installation fee revenues to be amortized over the life of the related services rather than be recognized immediately. SAB 101 Topic 13.A.3, “Accounting for certain costs of revenues” refers to contract acquisition and origination costs and indicates that certain incremental and direct set-up costs may be deferred and accounted for by analogy to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, and FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Consequently, the Company has limited deferrals of incremental and direct set-up costs which are related to the installation fee revenues to the lesser of the costs incurred or the revenue deferred. Deferred revenues and costs are being amortized over the average expected customer contract life of four years.

As required by SAB 101, during the fourth quarter of fiscal 2001, the Company retroactively adopted this accounting effective April 1, 2000, which resulted in an equal deferral of revenues and incremental and direct set-up costs of $22.4 million. There was no effect on net income. The pro forma effect of adopting SAB 101 on periods prior to April 1, 2000 was not material to the Company’s consolidated financial position or results of operations.

New Accounting Pronouncements—Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (“OCI”), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

Under the terms of its Senior Secured Credit Facility (see Note 8), the Company is required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to fixed interest rates.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into interest swap agreements to fix the interest rates and mitigate interest rate risk. The Company designated the swaps as cash flow hedges.

In connection with the mortgage agreements related to the purchase of the Company’s headquarters facility, the Company entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. The Company designated the swap as a cash flow hedge.

Under SFAS No. 133, the effective portion of changes in the fair value of cash flow hedges is recorded in OCI and is subsequently reclassified to earnings as each hedge interest payment affects earnings. The adoption of SFAS No. 133 on April 1, 2001 resulted in a cumulative pre-tax charge to OCI of approximately $894,000 (approximately $544,000, net of tax) attributable to losses on cash flow hedges. For fiscal year 2002, the change in fair market value of derivative instruments resulted in a pre-tax credit to OCI of approximately $29,000 (approximately $13,000, net of tax). No amounts were reclassified to earnings resulting from the ineffectiveness or discontinuance of cash flow hedges. As of March 31, 2002, the amount to be reclassified from OCI into earnings during the next 12 months is expected to be approximately $506,000.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interest method. The adoption of SFAS No. 141 did not have any effect on its financial position and result of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which becomes effective for the Company beginning April 1, 2002. This statement changes the method of accounting for goodwill to a test for impairment and requires among other things, the discontinuance of goodwill amortization. The Company does not believe that the adoption of SFAS No. 142 will have a significant effect on its financial position and results of operations. Goodwill amortization was approximately $105,000 in the fiscal year ended March 31, 2002.

SFAS No. 143 “Accounting for Asset Retirement Obligations” which becomes effective for the Company on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

SFAS No. 144 “Impairment of Disposal of Long-Lived Assets” will become effective for the Company on April 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses the accounting for a segment of a business accounted for as a discontinued operation. The Company does not believe that the adoption of SFAS No. 144 will have a significant effect on its financial position and result of operations.

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    INVESTMENTS IN SECURITIES

The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	Amortized Cost	Fair Value
As of March 31, 2001:
U.S. government securities	$237,517	$240,920
Corporate debt instruments	221,534	223,115

	$459,051	$464,035

As of March 31, 2002:
U.S. government securities	$204,529	$206,169
Corporate debt instruments	164,249	164,422

	$368,778	$370,591

The estimated fair value of available-for-sale securities by contractual maturity at March 31, 2002 is as follows (in thousands):

Due within one year	$161,688
Due after one year through five years	167,923
Due after five years through ten years	18,073
Due after ten years	22,907

$370,591

Proceeds from the sale and maturities of available-for-sale securities amounted to approximately $10.1 million, $405.6 million and $459.9 million for the years ended March 31, 2000, 2001 and 2002, respectively. Unrealized and gross realized gains and losses on available-for-sale securities were not material during fiscal 2000. Unrealized gains and (losses) on available-for-sale securities were approximately $4.9 and $(3.1) million for the years ended March 31, 2001 and March 31, 2002 respectively. Gross realized gains and (losses) for available-for-sale securities were approximately $700,000 and $(404,000), respectively, during fiscal 2001. Gross realized gains and (losses) for available-for-sale securities were approximately $2.0 million and $(66,000), respectively, during fiscal 2002.

The net unrealized holding gain on trading securities amounted to approximately $589,000 for the year ended March 31, 2000. The net unrealized holding losses on trading securities amounted to approximately $3.8 million and $2.0 million for the years ended March 31, 2001 and 2002, respectively. (See Note 7 and 12)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    INCOME TAXES

The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Year Ended March 31
	2000	2001	2002
Current:
Federal	$3,934	$17,007	$(26,498)
State	1,310	3,861	(5,136)
Foreign	4,662	4,699	4,781

	9,906	25,567	(26,853)

Deferred:
Federal	(4,224)	1,995	25,215
State	(794)	561	4,907
Foreign	(892)	(80)	(1,105)

	(5,910)	2,476	29,017

	$3,996	$28,043	$2,164

The components of income (loss) before provision for income taxes, minority interest and extraordinary item are (in thousands):

	Year Ended March 31
	2000	2001	2002
Domestic	$(32,475)	$44,110	$(17,545)
Foreign	9,723	11,892	7,241

	$(22,752)	$56,002	$(10,304)

The following table reconciles the difference between the U.S. federal statutory tax rate and the rates used by the Company in the determination of net income (loss) (in thousands):

	Year Ended March 31
	2000	2001	2002
Provision for income taxes at 34% for 2000 and 35% for 2001 and 2002	$(7,736)	$19,601	$(3,606)
State taxes, net of federal effect	340	2,875	(149)
Difference in U.S. federal and foreign tax rates, net	464	(1)	196
Valuation allowance	3,923	1,335	—
Non-deductible expense items	6,646	4,983	5,928
Foreign subsidiary loss utilization	—	164	(1,049)
Other	359	(914)	844

	$3,996	$28,043	$2,164

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal components of deferred tax assets and (liabilities) are as follows (in thousands):

	Year Ended March 31
	2000	2001	2002
Customer-based intangible asset	$—	$—	$142,477
Compensation and benefit accruals	13,940	14,563	10,244
Billings in excess of revenues	4,383	4,759	7,581
Net operating loss benefit	3,923	5,269	6,684
Differences between book and tax bases of property	2,999	(2,426)	(2,697)
Other	1,018	1,147	3,183

	26,263	23,312	167,472
Valuation allowance	(3,923)	—	—

	$22,340	$23,312	$167,472

During the year ended March 31, 2001, the Company filed a request for determination from the Internal Revenue Service (“IRS”) regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with the September 1999 transaction with three stockholders in which the Company obtained access to the customers of AUCS Communication Services N.V (“AUCS”) and cash of $40 million in exchange for the issuance to the stockholders of 47.84 million shares of the Company’s Class B common stock. In November 2001, the Company received a favorable determination from the IRS that an intangible asset relating to the access to the AUCS customers was created by the transaction. The intangible asset, that will be amortized in the Company’s tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly, in the three months ended December 31, 2001, the Company recorded a deferred tax asset of approximately $171.0 million. Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to the AUCS customers was valued at the stockholders’ basis of $0. Correspondingly, the credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

At March 31, 2002, the Company has federal net operating loss carryforwards of approximately $18.0 million that expire between 2019 and 2020. Of the total federal net operating loss carryforwards, $13.0 million arose in connection with acquisition of the minority interest in a subsidiary and utilization is limited to $1.3 million per year.

Though realization of the Company’s deferred tax assets is not assured, management believes that it is more likely than not that all deferred tax assets at March 31, 2002 will be realized. If, however, estimates of future taxable income were to materially decline, the carrying value of those deferred tax assets could be reduced, through a charge to income.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    COMMITMENTS AND CONTINGENCIES

Leases—Minimum fixed payments required for the next five years and thereafter under capital and operating leases in effect at March 31, 2002 are as follows (in thousands):

	Capital Leases Equipment	Operating Leases
		Real Estate	Equipment
2002	$3,391	3,986	$1,782
2003	2,592	3,425	1,093
2004	1,722	2,862	447
2005	1,722	1,298	84
2006	1,148	1,132	13
Thereafter	—	3,876	—

	$10,575	$16,579	$3,419

Imputed interest	(1,621)

Present value of net minimum lease payments	$8,954

Rental expense under noncancelable operating leases for the use of real estate and equipment amounted to approximately $13.0, $8.4 and $12.1 million in 2000, 2001 and 2002, respectively.

Capital leases pertain to amounts due under leases for the use of furniture and communications and related equipment. The net book value of the related assets included in property, equipment and communication lines was approximately $12.9 and $10.6 million at March 31, 2001 and 2002, respectively.

The Company leases certain communication lines and related bandwidth for its backbone network under short-term arrangements which are cancelable by either party.

At March 31, 2002, the Company is also committed under contracts which resulted from purchased bandwidth for periods of up to fifteen years. Total future payments required under these contracts will total $ 3.1 million in fiscal year 2003.

Commitments—Included in other assets is $2.0 million and $0 of cash pledged to collateralize a loan made by a third party to a former officer of the Company at March 31, 2001 and 2002, respectively.

Contingencies—The Company has purchased bandwidth with a net book value of $44.1 million at March 31, 2002 from network service providers which filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions on or before March 31, 2002. The Company has also purchased bandwidth with a net book value of $10.9 million at March 31, 2002 from a subsidiary of a company that has filed for Chapter 11 protection.

These network service providers have not yet completed these bankruptcy proceedings, but information available to the Company as of March 31, 2002 indicates that it is more likely than not that the network services will continue to be provided under the original terms of the agreements. The Company is of the opinion that the carrying values of the related assets are not impaired. The Company will continue to monitor the situation and will record an impairment charge if events or changes in circumstances indicate that the carrying value of the assets is no longer recoverable. (See Note 2)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation—During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company’s financial statements.

During December 2001 and through February 7, 2002, nine purported class action lawsuits were filed against the Company alleging various violations of United States securities laws and these have subsequently been consolidated into one lawsuit. The Company is unable at this time to predict the outcome of this litigation, but does not believe that its resolution will have a material adverse effect on the Company’s business or financial condition.

6.    PROPERTY, EQUIPMENT AND COMMUNICATIONS LINES

Property, equipment and communication lines recorded at cost consist of the following (in thousands):

	March 31,
	2001	2002
Communication, computer and related equipment	$225,987	$277,870
Communication lines	326,733	351,575
Land, buildings and leasehold improvements	50,804	76,291
Furniture and other equipment	16,714	17,091

	620,238	722,827
Less accumulated depreciation and amortization	156,066	228,426

Net property, equipment and communication lines	$464,172	$494,401

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 10 to 25 years.

In December 2001, the Company acquired a new office building adjacent to its existing headquarters facility to accommodate current and future growth. The new building was purchased for cash in the amount of $25.3 million.

7.    OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31,
	2001	2002
SERP minimum pension liability (see Note 10)	$1,911	$1,366
IDIP assets (see Note 12)	19,595	12,678
Unamortized debt issuance costs	2,850	2,148
Deferred installation costs	13,089	15,124
Unconsolidated investments in affiliates	3,988	2,158
Intangible assets, net	7,384	5,954
Employee loans receivable and interest	2,421	1,975
Other	3,772	3,973

Total intangible and other assets	$55,010	$45,376

On December 8, 2000, the Company loaned, on a collateralized and interest-bearing basis, an aggregate of $2.4 million to certain current and former employees who are not corporate officers of the Company. The notes

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are payable on demand. Interest is based on 3-month LIBOR plus .75% (2.63% at March 31, 2002) as determined at the rate determination date. Interest, which can be capitalized at borrower’s option, is due in arrears on July 1, 2001 and on each six month anniversary thereafter until the notes are paid in full.

In April 2001, approximately $537,000 of the notes were paid in cash. The notes, including principal and interest were approximately $2.0 million at March 31, 2002.

During the fiscal year ended March 31, 2002, the Company reduced the carrying value of a non-marketable investment to approximately $400,000 which represents the amount of cash the Company received from the liquidation of the investment. As a result, the Company recognized an impairment loss of approximately $2.1 million which is included in other expense in the accompanying consolidated statement of operations for the year ended March 31, 2002.

8.    LONG-TERM OBLIGATIONS

On August 17, 1999, the Company entered into a credit agreement with a syndicate of lenders which provided credit facilities to the Company in an aggregate amount of $250.0 million (the “Senior Secured Credit Facility” or “credit agreement”). The Senior Secured Credit Facility consists of two term loan borrowing facilities, in the amount of $100.0 million (the “Delayed Draw Term Loan”) and $50.0 million (the “Tranche B Term Loan”), respectively, and a revolving credit borrowing facility in the amount of $100.0 million (the “Revolving Credit Facility”).

The Tranche B Term Loan bears interest, at the Company’s option, at the Base Rate, as defined below, plus 1.75% or the eurodollar rate plus 2.75%, and matures in 28 consecutive unequal quarterly installments, which commenced on September 30, 1999. The Delayed Draw Term Loan was accessible until August 20, 2000, bears interest at the Company’s option at the Base Rate, as defined below, plus 1.50% or the eurodollar rate plus 2.50% (4.55% at March 31, 2002), and matures in 20 consecutive unequal quarterly installments commencing on September 30, 2001. The Revolving Credit Facility bears interest, at the Company’s option, at the Base Rate, as defined below, plus .50% to 1.50% or the eurodollar rate plus 1.50% to 2.50% which margins vary based on the Company’s leverage ratio and matures on August 17, 2005. These margins were .50% for Base Rate Loans and 1.50% for eurodollar rate loans at March 31, 2002. The Base Rate is defined as the greatest of the Prime Rate, the Base CD Rate plus 1.0% and the Federal Funds Effective Rate plus .50% in effect on a given day. The Company is required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to either a fixed interest rate or interest rate protection for a period acceptable to the administrative agent.

The loans under the Senior Secured Credit Facility are secured by substantially all of the domestic tangible assets and all intangible assets of the Company and its domestic subsidiaries, excluding certain specific assets identified in the credit agreement. The Senior Secured Credit Facility contains certain affirmative and negative covenants which include restrictions on certain transactions of the Company. The Company was in compliance with all of these covenants at March 31, 2002. The Senior Secured Credit Facility also provides for letters of credit to be available to the Company. Furthermore, the credit agreement requires the Company to pay commitment fees of between .50% and 1.00% per year, calculated quarterly, on the average daily amount of available credit, dependent on the amount of the aggregate principal amounts outstanding under the Senior Secured Credit Facility. These commitment fees are payable quarterly in arrears.

Outstanding indebtedness under the Tranche B Term Loan totaled approximately $49.6 million at March 31, 2000 and was repaid in April 2000. Borrowings of $10.0 million were made against the Delayed Draw Term Loan during the year ended March 31, 2000 and were repaid incident to receipt of proceeds over a predetermined amount from the IPO. Outstanding indebtedness under the Delayed Draw Term Loan totaled $90.0 million at

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2001 and $3.0 million was repaid during the year ended March 31, 2002. Maximum borrowings available under the Senior Secured Credit Facility were reduced as a result of the repayment of borrowings against the Tranche B Term loan and the Delayed Draw Term Loan and totaled $187.0 million at March 31, 2002. At March 31, 2002 the Company had $87.0 million outstanding under the Delayed Draw Term Loan.

On March 28, 2000, the Company entered into a mortgage agreement with a bank to provide financing for the purchase of the Company’s headquarters facility. The mortgage provided financing of approximately $25.5 million over a 15-year period at the bank’s eurodollar rate plus 1.75% or at the bank’s reference rate less .50% (3.63% at March 31, 2002) at the Company’s option. The mortgage is secured by the subject property. At March 31, 2002 the Company had $22.3 million outstanding under the mortgage agreement.

Maturities of long-term debt for the next five years are as follows (in thousands):

Fiscal Year:
2003	$10,315
2004	30,070
2005	16,772
2006	28,408
2007	9,902
Thereafter	13,750

Total	109,217
Less current portion	(10,315)

$98,902

During fiscal years 2001 and 2002, the Company entered into interest rate swaps, for an aggregate notional amount of $67.3 million, as required under the terms of the Senior Secured Credit Facility and to minimize financing costs associated with indebtedness. The following table sets forth the notional amount, weighted average pay rate, weighted average receive rate, weighted average maturity, range of maturities and the fair value of the interest rate swaps at March 31, 2002 (dollars in thousands):

	Notional Amount	Weighted average pay rate	Weighted average receive rate	Weighted average maturity	Range of maturities	Fair value
Swaps hedging in Senior Secured Credit Facility	$45,000	4.52%	2.04%	1.4 years	1-2 years	$(508)
Swap hedging mortgage indebtedness	$22,255	7.59%	3.63%	13 years	13 years	$(357)

9.    LONG-TERM PURCHASED BANDWIDTH OBLIGATIONS

During the year ended March 31, 2000, the Company entered into agreements for purchased bandwidth in various cable systems. The remaining installment payment under one of these agreements of approximately $27.4 million was paid during fiscal year 2001.

10.    EMPLOYEE BENEFIT PLANS

Pensions—The Infonet Pension Plan (the “Plan”) is a contributory defined benefit pension plan in which substantially all domestic employees are eligible to participate. The benefits for the Plan are based on years of participation and the employee’s compensation over the entire period of participation in the Plan. In addition, the Company has a Supplemental Executive Retirement Plan (the “SERP”), which is a nonqualified, noncontributory

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pension plan. The SERP is a defined benefit retirement plan for designated key officers and executives and provides for benefits based on years of service, age of participant, and the participant’s average compensation during his or her final period of employment under the SERP.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two years ended December 31, 2000 and 2001, and a statement of the funded status as of the plans’ years ends of December 31, 2000 and 2001 which are included in the Company’s 2001 and 2002 financial statements, respectively (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2001	2002	2001	2002
Change in benefit obligation
Benefit obligation at beginning of year	$17,515	19,339	535	1,082
Service cost	957	1,140	5	11
Interest cost	1,306	1,408	61	80
Plan participants’ contributions	789	944	—	—
Actuarial (gain)/loss	(202)	1,258	(16)	339
Benefits paid	(646)	(813)	(42)	(59)
Amendment	—	5	539	—
Settlements	(380)	(688)	—	—

Benefits obligation at end of year	19,339	22,593	1,082	1,453

Change in plan assets
Fair value of plan assets at beginning of year	17,360	17,291	—	—
Actual return on plan assets	(212)	(1,055)	—	—
Plan participants’ contributions	789	944	4	7
Benefits paid	(646)	(813)	(4)	(7)

Fair value of plan assets at end of year	17,291	16,367	—	—

Funded status	(2,048)	(6,226)	(1,082)	(1,453)

Unrecognized net actuarial (gain)/loss	(2,138)	1,773	(772)	(378)
Unrecognized prior service cost	2,087	1,628	1,425	1,339

Net amount recognized	(2,099)	$(2,825)	$(429)	$(492)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	—	$—	$—
Accrued benefit liability	(4,012)	(4,191)	(1,082)	(1,453)
Intangible asset	1,913	1,366	653	961

Net amount recognized	(2,099)	(2,825)	(429)	(492)

Weighted-average assumptions as of year-end:
Discount rate	7.50%	7.25%	7.50%	7.25%
Expected return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	5.43%	5.18%	N/A	N/A

The rate of compensation increase shown is for the qualified pension plan. For the nonqualified pension plan, compensation is assumed to increase at a 4% annual rate.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2002. The rate was assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

	Pension Benefits			Other Postretirement Benefits
	2000	2001	2002	2000	2001	2002
Service cost	$1,160	$956	$1,140	$—	$5	$11
Interest cost	1,338	1,306	1,408	36	61	80
Expected return on plan assets	(1,267)	(1,573)	(1,566)	—	—	—
Amortization of prior service cost	478	470	464	64	75	86
Recognized actuarial (gain) loss	185	(267)	(31)	(55)	(53)	(54)

Net periodic benefit cost	$1,894	$892	$1,415	$45	$88	$123

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $3,053, $1,441, and $0, respectively as of March 31, 2000, $2,287, $1,890, and $0, respectively as of March 31, 2001 and $2,500, $1,388, and $0, respectively, as of March 31, 2002 (all figures are in thousands).

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total service and interest costs components	$5	$(5)
Effect on Postretirement benefit obligation	$60	$(61)

During the year ended March 31, 2000, the Company’s SERP incurred a settlement of approximately $7.8 million of the vested benefit obligation due to a transfer of assets by plan participants from the SERP into the IDIP. The Company recorded a settlement loss of approximately $2.3 million as a result of this settlement.

Employees outside the United States are generally enrolled in pension plans in the country of domicile. These plans are not considered to be significant individually or in the aggregate to the Company’s financial statements. The pension liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

11.    STOCKHOLDERS’ EQUITY

On September 30, 1999, the Company entered into agreements with three of its stockholders (the “Stockholders”) and affiliates of the Stockholders which, among other things, gave the Company access to additional multinational corporate clients of the Stockholders. In exchange for the right to market the Company’s services to clients of the Stockholders and $40.0 million in cash, the Company issued 47.84 million shares of Class B common stock to the Stockholders. The shares issued were recorded at $40.0 million, which represents the cash received by the Company. Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of the Company’s initial public offering, or IPO, be recorded at the transferor’s historical cost basis. Accordingly, the right to market the Company’s services to the customers of the Stockholders was valued at the Stockholders’ basis of $0.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contemporaneously with the Company’s IPO, approximately 2.3 million shares of the Class A common stock held by a stockholder were converted into an equal number of shares of Class B common stock. During January 2000, the Company’s underwriters elected to exercise the right to purchase additional shares to cover over-allotments, and approximately 1.3 million shares of Class A common stock held by a stockholder were converted into an equal number of shares of Class B common stock. This resulted in a total conversion of Class A common stock to Class B common stock of approximately 3.6 million shares.

The Company’s Board of Directors has approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period. These repurchases have and will be made in the open market or privately negotiated transactions and in compliance with the United States Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of stock and may be suspended at any time at the Company’s discretion. Under terms of the Senior Secured Credit Agreement, as amended, purchases of the capital stock of the Company are deemed Restricted Payments, are subject to limitations, and require that the Company prepay Term Loans in an amount equal to 50% of Restricted Payments. As of March 31, 2002 the Company had repurchased 1,170,600 shares at a cost of approximately $2.6 million.

Class A shares and Class B shares vote together as a single class on most matters with the Class A shares entitled to ten votes and the Class B shares entitled to one vote. Class A and Class B shares are entitled to receive dividends on an equal basis other than a dividend of capital stock. The Restated Certificate of Incorporation prohibits the Company and Board of Directors from issuing any further shares of Class C common stock.

12.    STOCK INCENTIVE AND DEFERRED COMPENSATION PLANS

During 1999, the Company’s Board of Directors adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”), the 1998 Stock Appreciation Rights Plan (the “SARs Plan”), the 1998 Option Plan (the “1998 Option Plan”) and the 1999 Stock Option Plan (the “1999 Option Plan”). The Company has elected to account for stock-based compensation resulting from stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages a fair value-based method of accounting for stock-based compensation resulting from stock options issued to employees. As permitted by SFAS No. 123, the Company adopted its disclosure-only requirements. Compensation expense for unvested options is adjusted in the period of forfeiture.

Under the 1998 Option Plan, the Company was authorized to issue options to purchase up to 8.97 million shares of its Class C common stock. Options issued under the 1998 Option Plan vest ratably over a four or five year period beginning one year from the date of the grant. All options must be exercised within ten years from the date of original grant. The 1998 Option Plan was a book value plan whereby participants were granted options to purchase shares of the Company’s stock at book value at the date of grant, as calculated in accordance with the 1998 Option Plan. The 1998 Option Plan provided that book value is determined using a formula based on a multiple of the Company’s consolidated revenue. The 1998 Option Plan also provided that the Company had a call right to repurchase the shares from stockholders under the 1998 Option Plan who leave the Company’s employ, or on or after March 15, 2003, provided that the stock was not publicly traded. The 1998 Option Plan was converted to a market value plan, and the Class C common stock was converted to Class B common stock on December 16, 1999, the date of the Company’s IPO. In accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” and Emerging Issues Task Force Issue No. 88-6, “Book Value Stock Plans in an Initial Public Offering” the Company recorded a charge to compensation expense of approximately $20.4 million, approximately $13.4 million and approximately $13.6 million in fiscal years 2000, 2001 and 2002, respectively. The remaining unrecognized compensation expense of approximately $21.1 million will be amortized ratably over the remaining vesting period at a rate of approximately $3.0 million per quarter through December 31, 2003.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Purchase Plan, the Company was authorized to issue up to 17.94 million shares of its Class C common stock to 35 participants designated by the committee which administers the Purchase Plan. The Purchase Plan was a book value plan whereby participants could purchase shares of the Company’s stock at book value at the date of grant, as calculated in accordance with the Purchase Plan. The Purchase Plan provided that book value is determined using a formula based on a multiple of the Company’s consolidated revenue. The Purchase Plan also provided that the Company had a call right to repurchase the shares from stockholders under the Purchase Plan who left the Company’s employ, or on or after March 15, 2003, provided that the stock was not publicly traded. The stockholders under the Purchase Plan also had a right to put shares purchased under the Purchase Plan to the Company, which then had to repurchase the shares at their book value as of that date, provided that the stock was not publicly traded. During 1999, the Company granted purchase rights with respect to approximately 9.62 million shares at $0.84 per share. Also during 1999, approximately 9.56 million of the approximately 9.62 million rights granted under the Purchase Plan were exercised by employees and the remaining rights expired unexercised. Of the total shares issued, approximately 9.52 million shares were purchased with full recourse notes in the amount of approximately $7,956,000, by the employees of the Company, and approximately 48,000 shares issued were purchased with cash. The notes, including principal and accrued interest at 5% per year were due on January 1, 2002. At January 1, 2002, notes receivable with an original principal amount of approximately $390,000 had been paid in cash. At December 31, 2001, the remaining notes outstanding of approximately $8.7 million of principal and interest, were amended to extend the due date to November 30, 2004. As of March 31, 2002, principal and interest of approximately $8.6 million net of payments on account of approximately $115,000 were included in stockholders’ equity.

Pursuant to the Company’s SARs Plan, the maximum number of SARs that could be offered was approximately 1.50 million and the termination date was October 20, 2004, or earlier if certain conditions of the SARs Plan had been fully met. During 1999, the Company amended the SARs plan eliminating the limit on the maximum number of SARs that could be offered and the termination date of October 20, 2004. Prior to the Company’s IPO on December 16, 1999, the SARs were indexed to the Company’s Class C common stock. Subsequent to the Company’s IPO, these SARs are indexed to the Company’s Class B common stock in accordance with the provisions of the SARs Plan. The SARs vest at 25% per year over four years with the first quartile vesting on January 1, 2001. On April 25, 2000, the Company amended the SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that the SARs may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the Company is accounting for the tandem awards as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The amendment to the SARs plan created a new measurement date. The company credited stock-related compensation by approximately $5.3 million to reflect the stock price at the new measurement date. Total compensation expense recorded under the SARs plan and the amended SARs plan was approximately $13.0 million, ($3.0) million and $2.4 million in fiscal years 2000, 2001 and 2002, respectively. The remaining compensation expense of approximately $4.7 million will be amortized ratably over the remaining vesting period at a rate of approximately $674,000 per quarter through December 31, 2003.

Under the 1999 Option Plan, the Company is authorized to issue up to a maximum of approximately 10.6 million shares of Class B common stock to executives and other employees and directors of, and consultants to, the Company and its affiliates. Options issued under this plan generally vest ratably over periods from three to five years and expire on November 22, 2009 or earlier if certain conditions of the 1999 Option Plan have been fully met.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 18, 2000 the Company’s Board of Directors adopted the 2000 Omnibus Stock Plan (the “Omnibus Plan”), which authorizes the Company to grant or issue options, restricted stock and performance awards, dividend equivalents, deferred stock and stock payments up to a total of 6,000,000 shares (which number has received board and shareholder approval to be increased to 10,000,000 shares). Options issued under the Omnibus Plan vest as determined by the Company’s Compensation Committee at the time of grant and typically must be exercised within 10 years from the date of grant.

The Company’s Board of Directors also adopted on April 18, 2000 the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares which may be issued under the Employee Stock Purchase Plan is 2,000,000.

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

During January 2002, the Company extended an offer to most of its non-director employees to exchange outstanding options to purchase shares of the Company’s Class B common stock with an exercise price of $13.00 or higher granted under the Infonet Services Corporation 1999 Stock Option Plan and 2000 Omnibus Stock Plan for new options (the “New Options”) to be granted under the same plans. The number of New Options to be granted to each option holder will be equal to the number of options exchanged by each holder subject to conditions including continued employment by the Company. The New Options will be issued on a specified date during a 30-day period beginning on the first business day that is at least six months and one day from the date that the Company accepted the outstanding options for exchange and cancelled the options. On February 14, 2002, approximately 6,352,000 options were cancelled pursuant to the offer of exchange.

The following summarizes stock option activity (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at March 31, 1999	—	$—
Granted	14,173	16.89
Exercised	(566)	0.84
Cancelled	(215)	0.84

Outstanding at March 31, 2000	13,392	$17.82

Granted	11,828	7.03
Exercised	(547)	.84
Cancelled	(588)	6.40
Rescinded	108	.84

Outstanding at March 31, 2001	24,193	13.13

Granted	2,871	2.58
Exercised	(473)	.84
Cancelled	(7,115)	18.09

Outstanding at March 31, 2002	19,476	$10.07

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes stock options outstanding and exercisable as of March 31, 2002 (shares in thousands):

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average Remaining life (years)	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$ 0.84– 0.84	3,128	5.2	$0.84	1,312	$0.84
$ 1.53– 2.18	1,829	9.8	$2.13	195	$2.18
$ 2.35– 7.59	715	9.5	$2.50	105	$3.06
$ 5.15– 7.59	7,133	8.7	$5.80	1,804	$5.78
$ 7.75– 8.70	42	9.3	$8.21	0	—
$13.50– 17.81	410	8.1	$13.76	95	$13.75
$21.00– 25.20	6,219	7.7	$22.58	2,568	$22.57

$ 0.84–$25.20	19,476	7.9	$10.07	6,079	$11.77

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in fiscal 2000, 2001 and 2002. The following assumptions were applied in determining the pro forma compensation costs:

	Year Ended March 31,
	2000	2001	2002
Weighted average risk-free rate of return, annual	5.88%	5.77%	4.02%
Expected option life, in years	6.0	4.1	4.0
Expected volatility	50%	85%	93%
Expected dividend yield	—	—	—
Fair value of option:
Granted at market price	$7.53	$4.81	$2.58
Granted at prices exceeding market	$11.93	$8.45	—
Granted at prices less than market	$—	$12.88	—

The weighted-average fair value at date of grant was $3.05 and $2.37 for all shares of the Company’s Class B common stock issued under the Employee Stock Purchase Plan during fiscal 2001 and fiscal 2002, respectively, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied in determining the pro forma compensation costs:

	Year Ended March 31,
	2001	2002
Weighted average risk-free rate of return, annual	6.24%	4.89%
Expected life, in months	3	6
Expected volatility	85%	93%
Expected dividend yield	—	—

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents pro forma net income (loss) and pro forma earnings (loss) per share had the Company elected to account for stock-based compensation in the fiscal years ended March 31, 2000, 2001 and 2002 in accordance with SFAS No. 123 (in thousands, except per share amounts).

	March 31,
	2000	2001	2002
Net income (loss):
As reported	$(26,705)	$27,233	$(13,319)
Pro forma	$(32,117)	$3,549	$(27,193)
Earnings (loss) per share:
As reported	$(0.06)	$0.06	$(0.03)
Pro forma	$(0.08)	$0.01	$(0.06)

During December 2000, the Company and two of its officers rescinded the exercise of approximately 108,000 incentive stock options exercised by those officers earlier in the year. In connection with the rescission, the Company recorded a charge to earnings of approximately $6,000 which represented the excess of the sum of (i) the cash refund of the exercise prices to officers and (ii) the intrinsic value of the options issued at the date of the rescission over the fair value of the shares exchanged by the officers.

The Company has a nonqualified deferred income plan (the “IDIP”) for employees earning over a prescribed amount. Participants may defer receipt of compensation, which is held by the Company in trust and is invested in accordance with the participants’ directions. As of March 31, 2000, 2001 and 2002 the trust assets held by the Company aggregated approximately $21.2 million, $19.6 million and $12.7 million, respectively; the vested portion of trust assets aggregated approximately $21.2 million, $19.6 million and $12.7 million, respectively. These assets are accounted for as trading securities and included in other assets in the accompanying financial statements.

13.    RELATED-PARTY TRANSACTIONS

Related parties consist of non-consolidated country representative organizations in which the Company holds less than a fifty percent ownership interest, country representative organizations owned directly or indirectly by the Company’s stockholders, and the Company’s stockholders and affiliates of the Company’s stockholders.

Related party transactions for the years ended March 31 comprise the following (in thousands):

	2000	2001	2002
Revenues, net	$194,740	$294,696	$277,503
Country representative compensation	131,234	218,942	206,308
Bandwidth and related costs	17,543	17,990	7,111
Selling, general and administrative	10,608	14,097	16,724

Approximately $62.8 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization as of March 31, 2002 was approximately $13.9 million.

Related party balances as of March 31 comprise the following (in thousands):

	2001	2002
Accounts receivable, net	$51,205	$44,147
Accounts payable	50,579	22,868
Network communications	15,363	4,465

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the agreement entered into with related parties of the Company on September 30, 1999 (see Note 11), the Company also entered into a three-year management agreement (the “Management Agreement”) with a related party. Under the terms of the Management Agreement, the Company earns a management fee equal of 1.5% of the consolidated revenues of the related party up to a defined aggregate maximum, over the term of the agreement. The Company recognized management fee revenue of approximately $3.7 million and $4.0 million in fiscal years 2001 and 2002 respectively. Also under the terms of the Management Agreement, the Company may earn an incentive payment, based on defined financial performance criteria (the “Performance Criteria”), subject to certain limits.

The Company also entered into an agreement which gives the Company a call option through September 2002, to purchase any and all of the tangible assets of the related party at fair value, not to exceed $130 million.

Prior to October 1, 2002, the Company expects to enter into a termination agreement to memorialize the termination of the Management Agreement and related agreements. That termination agreement, if entered into, may provide for (i) the purchase of certain equipment by the Company from a related party (ii) the provision of certain services by the Company to a related party and by a related party to the Company for a limited period of time after October 1, 2002 in order to ensure a smooth transition after the Management Agreement terminates and (iii) an agreed amount for the incentive payment to be made to the Company under the Management Agreement. At this time, although the Company expects to begin discussions regarding the termination agreement soon, the Company does not have any understanding with the other parties on the terms of any such agreement, including an estimate of the amount of any incentive payment that may be made to the Company under the terms of the Management Agreement.

14.    ACQUISITIONS AND DIVESTITURES

In June 2000, the Company sold its interest in Infonet Software Solutions Inc. for $1.5 million in cash, resulting in a loss of $480,000.

In August 2000, the Company paid $12 million in cash to acquire the remaining 51 percent in its subsidiary Networks Telephony Corporation (“NTC”). This acquisition increased the Company’s effective ownership in NTC to 100 percent. The excess of the purchase price of the stock over the fair value of the additional interest obtained in NTC’s tangible net assets was $7.8 million and was allocated to purchased technology and acquired net operating losses. Had the acquisition occurred as of April 1, 1999 pro forma consolidated revenues, net income (loss) and net income (loss) per share would not have been materially different than the amounts reported for any period.

In September 1999, the Company committed to a plan to dispose of its subsidiary, ESG Communications Inc. (“ESG”). ESG was formed as a wholly owned subsidiary of the Company in March 1998 to sell telecommunications services over international bypass routes. Since formation, ESG had established seven routes. However, substantially increased competition and other market factors decreased the prices which ESG could charge its customers to less than half of those anticipated by the Company at the time of formation of ESG. These decreased prices and less than anticipated volumes resulted in current and forecasted negative cash flows from the operation of each of ESG’s routes. Management’s plans to dispose of ESG called for the sale or abandonment of those routes. All of ESG’s routes were shut down and abandoned as of March 31, 2000.

In connection with its decision to dispose of ESG, the Company recorded a total charge of $4.0 million. This charge was comprised of $3.6 million related to the impairment of communication equipment, of which approximately $1.2 million related to routes abandoned before September 30, 1999, and $400,000 related to

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining payments, after operations ceased, under communication line leases which had no alternative use to the Company. All such lease payments were made in cash before September 2000. The $3.6 million impairment charge and the $400,000 charge for lease payments are included in network operations for the year ended March 31, 2000. The impairment charge was determined to be equal to the carrying value of the equipment, as the discounted estimated future cash flows from each of the routes were negative. The proceeds from the sale of the equipment were not material. Revenues and losses from operations of ESG were $1.7 million and $7.2 million, respectively, for the year ended March 31, 2000.

15.    EXTRAORDINARY ITEM

In April 2000, the Company recorded an extraordinary item totaling $502,000, net of tax of $363,000 as a result of the write-off of unamortized debt issuance costs associated with the repayment of $49.6 million of the Company’s outstanding debt in April 2000.

16.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average of number of shares outstanding during each year. Diluted earnings (loss) per common share is computed based on the weighted average share plus the dilutive effect of potential common stock.

At March 31, 2000, the only type of potential common stock was stock options. At March 31, 2001 and 2002 the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock had no effect on the reported diluted earnings per share for the period ended March 31, 2001, and an antidilutive effect on the reported loss per share for the years ended March 31, 2000 and 2002. Consequently, reported basic and diluted earnings (loss) per share are the same amount for the three years ended March 31, 2002. Options to purchase approximately 17.8 million and 19.5 million shares of common stock were outstanding at March 31, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

17.     SEGMENT INFORMATION

The Company conducts business in two operating segments: country representatives or Direct Sales Channels (“Direct”) and Alternate Sales Channels (“Alternate”). Both of these segments generate revenues by providing customers with a complete global networking solution.

The Company has organized its operating segments around differences in distribution channels used to deliver its services to customers. These segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. The Company’s management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments. Costs relating to operating the Company’s core network, and non-allocable general, administrative, marketing and overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network, nor their associated depreciation expense are allocated to the segments.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Year Ended March 31,
	2000	2001	2002
Reportable segments:
Revenues from external customers:
Direct	$357,494	$405,201	$405,480
Alternate	123,950	256,744	240,299

Totals	$481,444	$661,945	$645,779

Operating contributions:
Direct	$115,928	$156,664	$163,807
Alternate	43,086	96,662	74,818

Totals	$159,014	$253,326	$238,625

Depreciation and amortization:
Direct	$6,760	$7,886	$10,473
Alternate	8	15	16

Totals	$6,768	$7,901	$10,489

	March 31,
	2000	2001	2002
Total assets:
Direct	$85,363	$91,946	$97,234
Alternate	63,804	100,525	49,280

Totals	$149,167	$192,471	$146,514

	Year Ended March 31,
	2000	2001	2002
Reconciliation:
Operating contribution from reportable segments:	$159,014	$253,326	$238,625
Core network, overhead and other non-allocable costs	(181,766)	(197,324)	(248,929)

Income (loss) before income taxes and minority interest	$(22,752)	$56,002	$(10,304)

	March 31,
	2000	2001	2002
Total assets of reportable segments	$149,167	$192,471	$146,514
Core network, corporate and other non-allocable assets	1,073,160	1,153,460	1,263,625

Total assets	$1,222,327	$1,345,931	$1,410,139

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended March 31,
	2000	2001	2002
Geographic Information:
Revenues from external customers based upon the country in which invoices are produced are as follows:
United States	$126,358	$134,774	$133,222
Netherlands	61,497	105,191	97,192
United Kingdom	53,885	80,088	80,454
Sweden	39,743	63,657	47,345
Germany	30,962	45,559	40,017
Switzerland	29,133	40,992	37,078
France	27,148	39,180	32,871
Other	112,718	152,504	177,600

	$481,444	$661,945	$645,779

	March 31,
	2000	2001	2002
Long-lived assets:
United States	$218,545	$456,107	$485,008
United Kingdom	3,172	2,919	3,218
Other	4,845	5,146	6,175

	$226,562	$464,172	$494,401

	Year Ended March 31,
	2000	2001	2002
Services Information:
Revenues from external customers:
Network services	$217,006	$283,248	$309,645
Consulting, integration and provisioning services	116,534	179,932	194,211
Applications services	15,286	10,540	8,266
Other communications services	132,618	188,225	133,657

	$481,444	$661,945	$645,779

18.    SUBSEQUENT EVENTS

The Company had acquired purchased bandwidth with a net book value of $21.9 million at March 31, 2002 from a network services provider which has subsequently been acquired by another service provider from which the Company had also purchased bandwidth with a net book value of $20.2 million at March 31, 2002. In May of 2002 this parent service provider declared bankruptcy. The Company continues to monitor the situation and will record a charge equal to the net book value of the communication lines if the circumstances indicate that the network services provider is no longer viable and the disruption of service is permanent.

Effective as of May 7, 2002, the Company adopted the Senior Executive Supplemental Benefits Plan (the “Supplemental Benefits Plan”). The Supplemental Benefits Plan provides for enhanced retirement benefits for certain key executives designated for participation in the Supplemental Benefits Plan by the compensation committee of the Board of Directors of the Company. First, the Supplemental Benefits Plan provides for a

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matching contribution on behalf of designated executives equal to any amounts deferred by them under the IDIP. All of our Executive Officers are eligible to participate in this portion of the Supplemental Benefits Plan. Matching contributions under the plan are limited to 3% of the excess of a participant’s gross cash compensation, including amounts deferred under the IDIP, the Company’s 401(k) plan and Internal Revenue Code Section 125 plan, over the annual compensation limit under Internal Revenue Code Section 401(a)(17), currently $200,000. Matching contributions under the Supplemental Benefits Plan are paid promptly after the last day of each calendar year.

The Supplemental Benefits Plan also provides certain designated executives with an excess pension benefit equal to the amount, if any, by which the designated executive’s accrued benefit under the pension plan is, or has previously been, reduced to comply with Internal Revenue Code Section 415 or because the compensation taken into account for purposes of the executive’s pension plan accruals exceeded the annual compensation limit under Internal Revenue Code Section 401(a)(17). Excess pension benefits under the Supplemental Benefits Plan are payable at the same time and in the same manner as a participant’s benefits are paid under the pension plan, with corresponding adjustments for early or postponed retirement.

The Supplemental Benefits Plan also provides for an enhanced SERP benefit. The enhanced SERP benefit is payable pursuant to the terms and conditions of the SERP, which are incorporated into the Supplemental Benefits Plan.

During May 2002, the Company made a payment of $3.0 million for a 40% interest in a company to be accounted for under the equity method. The Company is committed to pay an additional $7.0 million in connection with this investment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized in the City of El Segundo, State of California, on the 24th day of June, 2002.

INFONET SERVICES CORPORATION

By:	/s/ JOSE A. COLLAZO
Jose A. Collazo
President and Chairman of the Board of Directors

Pursuant to the requirements of the Exchange Act, this Report has been signed by the following persons on June 24, 2002, in the capacities indicated:

Signature	Title

/s/ JOSE A. COLLAZO Jose A. Collazo	President and Chairman of the Board of Directors

/s/ AKBAR H. FIRDOSY Akbar H. Firdosy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DOUGLAS C. CAMPBELL Douglas C. Campbell	Director

/s/ ERIC M. DE JONG Eric M. de Jong	Director

/s/ MORGAN EKBERG Morgan Ekberg	Director

/s/ TIMOTHY P. HARTMAN Timothy P. Hartman	Director

/s/ YUZO MORI Yuzo Mori	Director

/s/ MATTHEW J. O’ROURKE Matthew J. O’Rourke	Director

/s/ HANSPETER QUADRI Hanspeter Quadri	Director

/s/ JOSE MANUEL SANTERO MUÑOZ Jose Manuel Santero Muñoz	Director

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

9.1	Form of Amended and Restated Stockholders Agreement(1)

10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(2)

10.1(b)	Form of Incentive Stock Option Award Agreement(2)

10.1(c)	Form of Stock Option Award Agreement(2)

10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(3)

10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(3)

10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(10)

10.3	Infonet Services Corporation 1999 Stock Option Plan(1)

10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)

10.3(b)	Form of Infonet Services Corporation Stock Option Award Agreement(3)

10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)

10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(3)

10.7	Senior Secured Credit Agreement, dated as of August 17, 1999(1)

10.7(a)	Amendment No. 1 to Senior Secured Credit Agreement, dated as of April 20, 2000(4)

10.7(b)	Amendment No. 2 to Senior Secured Credit Agreement, dated as of September 29, 2000(5)

10.7(c)	Amendment No. 3 to Senior Secured Credit Agreement, dated as of December 11, 2001(10)

10.8	Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001(6)

10.10	Standard Infonet Services Agreement(1)

10.11	Capacity Right of Use Agreement with FLAG Limited dated as of June 25, 1999(1)

10.12	AUCS Services Agreement, dated as of September 30, 1999(1)

10.13	AUCS Call Option Deed, dated as of September 30, 1999(1)

10.14	AUCS Management Agreement, dated as of September 30, 1999(1)

10.14(a)	Deed of Amendment to AUCS Management Agreement(7)

10.15	AUCS Assignment Agreement, dated as of September 30, 1999(1)

10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(6)

10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(8)

10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)

10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)

10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(3)

10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of July 1, 2001)(6)

Number	Description

10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(6)

10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(7)

10.24	Term Note executed by Infonet Services Corporation in favor of Wells Fargo Bank, National Association(11)

10.25	Deed of Trust and Assignment of Rents and Leases executed by Infonet Services Corporation for the benefit of Wells Fargo Bank, National Association(11)

10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan

21.1	Consolidated Subsidiaries as of March 31, 2002

23.1	Consent of Deloitte & Touche LLP

99.1	Schedule II—Valuation and Qualifying Accounts

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (N0. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended June 30, 2000.
(5)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 30, 2000.
(6)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended June 30, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report Form 10-K for the period ended March 31, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the period ended December 31, 2001.
(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (No. 333-70320), as amended.

2