Form 10-Q
period 2002-06-30
INFONET SERVICES CORP
filed 2002-08-12
CIK 1096512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-88799

INFONET SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4148675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2160 East Grand Avenue, El Segundo, California
(Address of principal executive offices)

90245-1022
(Zip Code)

(310) 335-2600
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Sections 12, 13 or 15(d) of the Securities Exchange of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 9, 2002, the registrant had the following number of shares outstanding:

Class A common stock: 161,403,358
Class B common stock: 308,276,453

PART I

ITEM 1.    FINANCIAL STATEMENTS

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share Amounts)

	March 31, 2002	June 30, 2002
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$147,180	$150,020
Short-term investments	370,591	363,180
Accounts receivable, net	130,748	118,772
Deferred income taxes	24,773	40,750
Prepaid expenses	20,721	20,418
Other current assets	33,650	26,182

Total current assets	727,663	719,322

Property, Equipment And Communication Lines, Net	494,401	444,496
Deferred Income Taxes	142,699	140,650
Intangible And Other Assets, Net	45,376	55,847

Total Assets	$1,410,139	$1,360,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$10,315	$11,213
Current portion of capital lease obligations	2,727	2,747
Accounts payable	51,185	46,340
Network communications	24,927	15,480
Accrued salaries and related benefits	18,947	15,652
Income taxes payable	4,669	4,665
Advance billings	26,996	25,522
Deferred installation revenues	10,714	10,752
Other accrued expenses	19,440	24,076

Total current liabilities	169,920	156,447

Deferred Revenue And Compensation	35,849	34,576
Capital Lease Obligations	6,227	5,525
Long Term Obligations	98,902	95,282
Minority Interest	1,450	1,517
Commitments and Contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share:
400,000 shares authorized; 364,160 shares issued as of March 31, 2002 and June 30, 2002 and 161,403 shares outstanding as of March 31, 2002 and June 30, 2002; 202,757 shares held in treasury	66,078	66,078
Class B common stock $0.01 par value per share:
600,000 shares authorized, 310,287 and 310,883 shares issued as of March 31, 2002 and June 30, 2002; 309,116 and 308,594 shares outstanding as of March 31, 2002 and June 30, 2002; 1,171 and 2,289 shares held in treasury as of March 31, 2002 and June 30, 2002	1,174,577	1,179,375
Treasury stock, at cost, 203,928 and 205,046 shares as of March 31, 2002 and June 30, 2002	(123,753)	(126,112)
Notes receivable from issuance of common stock	(8,577)	(8,591)
Accumulated deficit	(5,827)	(42,247)
Accumulated other comprehensive loss	(4,707)	(1,535)

Total stockholders’ equity	1,097,791	1,066,968

Total Liabilities and Stockholders’ Equity	$1,410,139	$1,360,315

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended June 30,
	2001	2002
Revenues, Net	$171,854	$147,307

Expenses:
Country representative compensation	61,439	38,215
Bandwidth and related costs	29,460	69,139
Network operations	25,623	26,533
Selling, general and administrative	55,215	68,046

Total expenses	171,737	201,933

Operating Income (Loss)	117	(54,626)

Other Income (Expense):
Interest income	8,404	4,322
Interest expense	(2,990)	(2,269)
Other, net	(288)	3,016

Total other income, net	5,126	5,069

Income (Loss) Before Provision (Credit) For Income Taxes And Minority Interest	5,243	(49,557)
Provision (Credit) For Income Taxes	2,390	(13,204)

Income (Loss) Before Minority Interest	2,853	(36,353)
Minority Interest	323	67

Net Income (Loss)	2,530	(36,420)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(811)	3,675
Unrealized gains (losses) on securities, net of tax	(640)	290
Cumulative effect of accounting change, net of tax	(544)	—
Unrealized gain (loss) on derivative instrument, net of tax	156	(793)

Total other comprehensive income (loss), net	(1,839)	3,172

Comprehensive Income (Loss)	$691	$(33,248)

Basic And Diluted Earnings (Loss) Per Common Share	$0.01	$(0.08)

Basic Weighted Average Number Of Common Shares Outstanding	470,762	469,922
Diluted Weighted Average Number Of Common Shares Outstanding	472,207	469,922

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,530	$(36,420)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,527	19,724
Amortization of debt acquisition costs	182	189
Write-off of communication lines	—	40,757
Stock-based compensation charge	4,200	3,777
(Gain)/loss on disposal of property, equipment and communication lines	(3)	5
(Discount) Premium amortization on marketable securities	(563)	1,310
Realized gain on marketable securities	(363)	(1,063)
Deferred income taxes	786	(13,614)
Minority interest	323	67

Changes in operating assets and liabilities:
Accounts receivable, net	12,567	14,596
Prepaid expenses	(2,319)	377
Other current assets	(660)	7,341
Accounts payable	8,833	(9,965)
Network communications	2,832	(7,580)
Accrued salaries and related benefits	(3,347)	(3,868)
Income taxes payable	(2,219)	(385)
Advance billings	193	(1,472)
Other accrued expenses	304	3,351
Deferred revenue and compensation	1,154	(218)
Purchases of trading securities	(4,561)	(1,786)
Proceeds from sales of trading securities	4,386	1,301
Other operating activities	(46)	172

Net cash provided by operating activities	41,736	16,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(75,389)	(12,515)
Proceeds from sale of property, equipment and communication lines	102	—
Purchases of securities available-for-sale	(61,543)	(93,940)
Proceeds from sales of securities available-for-sale	77,730	89,075
Maturities of securities available-for-sale	60,608	12,500
Other investing activities	(3,039)	(6,588)

Net cash used in investing activities	(1,531)	(11,468)

(Table continued on following page)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2001	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term obligations	$(425)	$(2,722)
Repayments of capital lease obligations	(767)	(682)
Purchases of treasury stock	—	(2,359)
Net proceeds from issuance of common stock	939	1,021
Repayments of notes receivable from issuance of common stock	55	60

Net cash used in financing activities	(198)	(4,682)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	(518)	2,394

Net Increase In Cash And Cash Equivalents	39,489	2,840
Cash And Cash Equivalents, Beginning Of Period	137,599	147,180

Cash And Cash Equivalents, End Of Period	$177,088	$150,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$3,483	$408
Interest	$3,153	$2,267
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$8,245	$—
Acquisitions of equipment accrued but not yet paid	$—	$739

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on June 27, 2002. Certain items have been reclassified to conform to the current period presentation. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 29, 2002 as the year ended March 31, 2002, and the 13-week periods ended June 29, 2001 and June 28, 2002 as the three months ended June 30, 2001 and 2002, respectively.

Note 2.    Accounting Change-Derivative Financial Instruments

Under the terms of the Senior Secured Credit Facility, the Company is required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to fixed interest rates. The Company has entered into interest swap agreements to fix the interest rates and mitigate interest rate risk. In connection with the mortgage agreement related to the purchase of the Company’s headquarters facility, the Company entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. The Company designated the swaps as a cash flow hedges pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended.

For the three months ended June 30, 2001, the change in fair market value of derivative instruments resulted in a pre-tax credit to OCI of approximately $255,000 (approximately $156,000, net of tax). For the three months ended June 30, 2002, the change in fair market value of derivative instruments resulted in a pre-tax charge to OCI of approximately $1.3 million (approximately $793,000, net of tax). For the three months ended June 30, 2001 and June 30, 2002, no amounts were reclassified to earnings resulting from the ineffectiveness or discontinuance of cash flow hedges. As of June 30, 2002, the amount to be reclassified from OCI into earnings during the next 12 months is expected to be approximately $851,000.

Note 3.    New Accounting Pronouncements

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. The Company has not yet completed the first step of the transitional goodwill impairment test as required by SFAS No. 142. This will be performed in the second quarter of fiscal year 2003. Total goodwill recorded in the consolidated balance sheet at June 30, 2002 is approximately $1.5 million. Goodwill amortization in the three month period ended June 30, 2001 was approximately $28,000. The Company does not expect the adoption of SFAS No. 142 to have a significant effect on its financial position or results of operations.

On April 1, 2002, the Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses the accounting for a segment of a business accounted for as a discontinued operation. The adoption of SFAS No. 144 did not have a significant effect on the Company’s financial position or result of operations.

SFAS 143 “Accounting for Asset Retirement Obligations” which becomes effective for the Company on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends  SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects  that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 with early application encouraged. All other provisions of SFAS No. 145 shall be effective for financial statements on or after May 15, 2002, with early application encouraged. Adoption of this statement is not expected to have a significant effect on the Company’s financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Company is currently assessing the effect of the adoption of SFAS No. 146 on its financial position and results of operations.

For the three months ended June 30, 2002, no intangibles were acquired, impaired or disposed. Intangibles consisted of the following (in thousands):

		March 31, 2002			June 30, 2002
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Purchased technology	5	$6,600	$(2,200)	$4,400	$6,600	$(2,530)	$4,070
Other	5-20	1,681	(1,595)	86	1,681	(1,596)	85

		$8,281	$(3,795)	$4,486	$8,281	$(4,126)	$4,155

Amortization expense for the three months ended June 30, 2002 was approximately $331,000. At  June 30, 2002, estimated future amortization expense is as follows: approximately $1.0 million for the remaining nine months of fiscal year 2003 and approximately $1.3 million, $1.3 million, $446,000, $6,000 and $55,000 for fiscal years 2004, 2005, 2006, 2007 and thereafter, respectively.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Consolidated Balance Sheet Components

Certain balance sheet components are as follows (in thousands):

	March 31, 2002	June 30, 2002
Property, equipment and communication lines:
Communications, computer and related equipment	$277,870	$288,893
Communication lines	351,575	297,320
Land, buildings and leasehold improvements	76,291	76,777
Furniture and other equipment	17,091	17,656

Total	722,827	680,646
Less accumulated depreciation and amortization	228,426	236,150

Property, equipment and communication lines, net	$494,401	$444,496

Intangible and other assets, net:
SERP minimum pension liability	$1,366	$1,366
IDIP assets	12,678	12,396
Unamortized debt issuance costs	2,148	1,959
Deferred installation costs	15,124	14,818
Unconsolidated investments in affiliates	2,158	13,671
Goodwill	1,468	1,468
Intangible assets, net	4,486	4,155
Employees loan receivable and interest	1,975	1,988
Other	3,973	4,026

Total	$45,376	$55,847

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 10 to 25 years.

The Company had purchased bandwidth with a net book value of approximately $40.8 million as of June 30, 2002 from a network service provider and its affiliates, each of which is in bankruptcy proceedings as of June 30, 2002. These service providers subsequently shut down operations and, as a result, the services they were providing for the Company under the purchased bandwidth agreements were disrupted. The Company determined that the service disruption was permanent and concluded to write-off the net book value of the purchased bandwidth at June 30, 2002. This write-off resulted in a charge to the Company’s results of operations of approximately $40.8 million which is included in bandwidth and related costs in the consolidated statement of operations for the three months ended June 30, 2002.

During the three months ended June 30, 2002, the Company made a payment of $5.0 million for a 40% interest in a company that is accounted for by the Company under the equity method. The Company is committed to pay an additional $5.0 million in connection with this investment.

Note 5.    Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average of number of shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average shares plus the dilutive effect of potential common stock.

At June 30, 2001 and 2002, the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock as of June 30, 2001 had no effect on the reported diluted earnings per share and an antidilutive effect on the reported loss per share for the three month period ended June 30, 2002.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consequently, reported basic and diluted earnings per share are the same amount for the three month periods ended June 30, 2001 and 2002, respectively. Options to purchase approximately 3.6 million shares of common stock were outstanding at June 30, 2002, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 6.    Income Taxes

The Company recorded a tax benefit in the three months ended June 30, 2002 at an effective tax rate of approximately 27%. This rate is lower than the U.S. federal statutory tax rate primarily because of an inability to deduct incentive stock option charges and the adverse effect of state and foreign loss utilization rules.

At June 30, 2002, the Company’s net deferred tax assets totaled $181.4 million, which are principally comprised of the intangible asset and the benefit associated with the losses incurred during the three months ended June 30, 2002. Though realization of the Company’s deferred tax assets is not assured, management believes that it is more likely than not that all deferred tax assets at June 30, 2002 will be realized. If, however, estimates of future taxable income were to materially decline, the carrying value of those deferred tax assets could be reduced through a charge to income.

Note 7.    Segment Information

The Company conducts business in two operating segments: country representatives or Direct Sales Channels (“Direct”) and Alternate Sales Channels (“Alternate”). Both of these segments generate revenues by providing the Company’s customers with a complete global networking solution.

The Company has organized its operating segments around differences in distribution channels used to deliver its services to customers. These segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The Company’s management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments. Costs relating to operating the Company’s core network, and non-allocable general, administrative, marketing and overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network, nor their associated depreciation expense are allocated to the segments.

The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).
	Three Months Ended June 30,
	2001	2002
Reportable segments:
Revenues from external customers:
Direct	$99,246	$113,937
Alternate	72,608	33,370

Total	$171,854	$147,307

Operating contributions:
Direct	$41,918	$44,896
Alternate	23,493	7,168

Total	$65,411	$52,064

	As of June 30,
	2001	2002
Total assets:
Direct	$95,614	$99,283
Alternate	81,658	34,438

Totals	$177,272	$133,721

	Three Months Ended June 30,
	2001	2002
Reconciliations:
Operating contribution from reportable segments	$65,411	$52,064
Core network, overhead and other non-allocable costs	(60,168)	(101,621)

Income (loss) before provision (credit) for income taxes and minority interest	$5,243	$(49,557)

	As of June 30,
	2001	2002
Total assets of reportable segments	$177,272	$133,721
Core network, corporate and other non-allocable assets	1,131,866	1,226,594

Total assets	$1,309,138	$1,360,315

Note 8.    Stock Incentive Plans

During January 2002, the Company extended an offer to most of its non-director employees to exchange outstanding options to purchase shares of the Company’s Class B common stock with an exercise price of $13.00 or higher granted under the Infonet Services Corporation 1999 Stock Option Plan and 2000 Omnibus Stock Plan for new options (the “New Options”) to be granted under the same plans. The number of New Options to be granted to each option holder will be equal to the number of options exchanged by each holder subject to conditions including continued employment by the Company. The New Options will be issued on a specified date during a 30-day period beginning on the first business day that is at least six months and one day from the date that the Company accepted the outstanding options for exchange and cancelled the options. On  February 14, 2002, approximately 6,352,000 options were cancelled pursuant to the offer to exchange.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Stockholders Equity

The Company’s Board of Directors has approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period. These repurchases have been and will be made in the open market or privately negotiated transactions and in compliance with the United States Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of stock and acquisitions may be suspended at any time at the Company’s discretion. Under terms of the Senior Secured Credit Agreement, as amended, purchases of the capital stock of the Company are deemed Restricted Payments, are subject to limitations, and require that the Company prepay Term Loans in an amount equal to 50% of Restricted Payments. For the three months ended June 30, 2002 the Company repurchased 1,118,800 shares at an aggregate cost of approximately $2.3 million and is committed to pay approximately $1.1 million in Term Loans by September 30, 2002.

Note 10.    Contingencies

The Company has purchased bandwidth with a net book value of approximately $43.2 million at June 30, 2002 from network service providers which filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions on or before June 30, 2002. The Company has also purchased bandwidth with a net book value of approximately $10.7 million at June 30, 2002 from a subsidiary of a company that filed for Chapter 11 protection prior to June 30, 2002.

These network service providers have not yet completed these bankruptcy proceedings, but information available to the Company as of June 30, 2002 indicates that it is more likely than not that the network services will continue to be provided under the original terms of each of the agreements. The Company is of the opinion that the carrying values of the related assets are not impaired. The Company will continue to monitor the situation and will record a charge if events or changes in circumstances indicate that the carrying value of the assets is no longer recoverable.

During December 2001 and through February 7, 2002, nine purported class action lawsuits were filed against the Company and various other parties alleging various violations of United States securities laws and these have subsequently been consolidated into one lawsuit. The Company is unable at this time to predict the outcome of this litigation, but does not believe that its resolution will have a material adverse effect on the Company’s business or financial statements.

As part of the agreement entered into with related parties of the Company on September 30, 1999, the Company also entered into a three-year management agreement (the “Management Agreement”) with a related party that is expected to terminate on October 1, 2002.

The Company expects to enter into a termination agreement prior to October 1, 2002 to memorialize the termination of the Management Agreement and related agreements. That termination agreement, if entered into, may provide for (i) the purchase of certain equipment by the Company from a related party, (ii) the provision of certain services by the Company to a related party and by a related party to the Company for a limited period of time after October 1, 2002 in order to ensure a smooth transition after the Management Agreement terminates and (iii) an agreed amount for the incentive payment to be made to the Company under the Management Agreement.

Note 11.    Subsequent Events

The Company had acquired purchased bandwidth with a net book value of approximately $12.6 million at June 30, 2002 from network service providers. In July 2002, these service providers declared bankruptcy. The Company continues to monitor the situation and will record a charge equal to the net book value of the communication lines if the circumstances indicate that the network service providers are no longer viable and the disruption of service is permanent.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

The following discussion and analysis of our financial position and operating results for the first quarter of the fiscal year ended March 31, 2003 updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. You should also read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

Certain reclassifications have been made to the prior year amounts to conform to the current period presentation.

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

As described more thoroughly in our Annual Report on Form 10-K for the year ended March 31, 2002, we are party to several agreements with AUCS Communications Services N.V., Unisource, the then owner of AUCS (Unisource has since been liquidated), and three of our stockholders, KPN, Swisscom and Telia, who are the owners of AUCS. As part of our arrangement with AUCS, we assumed AUCS’ obligations to provide various services to its clients. We obtain the services from AUCS under a services agreement that provides us a gross margin of approximately 20% on the provision of these services. The revenues and expenses resulting from this arrangement are referred to throughout this discussion as outsourcing services revenues and expenses. Our services agreement with AUCS has been terminated effective as of October 1, 2002, at which time we will cease to receive these outsourcing services revenues. Prior to that date, we expect outsourcing services revenues to continue to decline as the AUCS clients either transition to The World Network or cease to use the AUCS service. As our outsourcing services revenues decline, our outsourcing expenses, included in country representative compensation, will also decline because we are no longer providing the services.

In addition to the outsourcing arrangement with AUCS, we entered into a three-year management agreement with AUCS that is expected to terminate on October 1, 2002. Under the management agreement, we earn a fee equal to 1.5% of the outsourcing services revenues, subject to a defined maximum, and we can earn an incentive payment based upon the achievement of defined financial performance criteria. During fiscal years 2001 and 2002, we recorded approximately $3.7 million and $4.0 million, respectively, in management fees from AUCS. We expect that we will receive significantly less than this amount in fiscal year 2003 because the management agreement is scheduled to expire on October 1, 2002, at which time we will cease to receive any management fees from AUCS. We recorded approximately $780,000 in management fees from AUCS during the three months ended June 30, 2002. Our arrangements also include an incentive payment, which is a one-time fee that will be paid, assuming the performance criteria are met, after the termination of the management agreement.

We expect to enter into a termination agreement prior to October 1, 2002 to memorialize the termination of the management agreement and related agreements. That termination agreement, if entered into, may provide for (i) the purchase of certain equipment by us from AUCS, (ii) the provision of certain services by us to AUCS and by AUCS to us for a limited period of time after October 1, 2002 in order to ensure a smooth transition after the management agreement terminates and (iii) an agreed amount for the incentive payment to be made to us under the management agreement. The terms of the management agreement provide that we will receive an incentive payment equal to the amount by which AUCS Entities Adjusted EBITDA Losses (as defined in the management agreement) for the period from October 1, 1999 to September 30, 2002 are less than Euro 295.3 million.

We are of the preliminary view that, based on the unaudited AUCS Entities Adjusted EBITDA Losses through June 30, 2002, we will earn an incentive payment. However, AUCS Entities Adjusted EBITDA Losses will continue to be incurred through the termination of the management agreement at a rate which may or may not be equivalent to past performance. In addition, AUCS Entities Adjusted EBITDA Losses are subject to final determination, including an audit process under the management agreement, which may affect the ultimate amount of AUCS Entities Adjusted EBITDA Losses. Therefore, we are unable to estimate the amount of any incentive payment that may be made to us.

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

Results of Operations

The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying management’s discussion and analysis for the three months ended June 30, 2001 and 2002 (dollars in thousands).

Revenues by Service

	Three Months Ended June 30,
	2001		2002
Network Services	$77,659	45%	$79,283	54%
Consulting, Integration and Provisioning Services	47,655	28%	45,993	31%
Applications Services	1,953	1%	1,967	1%
Other Communications Services	44,587	26%	20,064	14%

Total revenues	$171,854	100%	$147,307	100%

Revenues by Distribution Channel

	Three Months Ended June 30,
	2001	2002
Country representatives:
Number of representatives	55	57
Number of clients	1,503	1,561
Country representatives revenues	$99,246	$113,937
Percent of total revenues	58%	77%
Alternate sales channels:
Number of sales channel partners	27	27
Number of sales channel partners’ clients	1,014	705
Alternate sales channel revenues	$72,608	$33,370
Percent of total revenues	42%	23%

Revenues by Region

	Three Months Ended June 30,
	2001		2002
Americas	$39,746	23%	$33,789	23%
Europe, Middle East and Africa (EMEA)	115,906	68%	89,938	61%
Asia Pacific	16,202	9%	23,580	16%

Total revenues	$171,854	100%	$147,307	100%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

Revenues by Service—Revenues decreased $24.5 million, or 14%, from $171.9 million in the three months ended June 30, 2001 to $147.3 million in the three months ended June 30, 2002. The decrease in revenues was principally the result of a decrease of $24.5 million, or 55%, in revenues from Other Communications Services and $1.7 million, or 3%, in revenues from Consulting, Integration and Provisioning Services, which were partially offset by increases of $1.6 million, or 2%, in revenues from Network Services. The slight growth in revenues from Network Services was spread across intranet, internet and broadband services. The increase in client demand for these services is offset by the effects of price erosion. The decrease in revenues from Consulting, Integration and Provisioning Services was primarily the result of a $7.7 million decrease in outsourcing services revenues (discussed in more detail below) offset by an increase in global connect services for non-outsourcing clients of approximately $5.0 million. The decrease in revenues from Other Communications Services was primarily the result of a $22.8 million decrease in outsourcing services revenues (discussed in more detail below) and an expected $1.9 million decline in our mature X.25 transport services as our clients are migrating to more advanced, non-X.25 based transport services. We expect that Network Services will continue to constitute the largest component of our revenue base going forward. We also anticipate that a significant portion of our expected future revenue growth, if any, will come from Network Services and Consulting, Integration and Provisioning Services and that part of this expected revenue growth will come from outsourcing clients that transition to the Infonet platform.

Outsourcing services revenues decreased $30.5 million from $47.5 million in the three months ended June 30, 2001 to $17.0 million in the three months ended June 30, 2002. This decrease is the result of AUCS clients ceasing to use AUCS services or, to a lesser extent, transitioning to our services under The World Network. The revenues from clients that have transitioned to the The World Network were not material in the three months ended June 30, 2002. As the termination of the AUCS outsourcing services agreement approaches, we expect that we will continue to see a decrease in outsourcing services revenues. Of the $30.5 million decrease in outsourcing services revenues, $22.8 million was in Other Communications Services.

Excluding the effect of outsourcing services revenues, revenues increased $6.0 million, or 5%, from $124.4 million in the three months ended June 30, 2001 to $130.3 million in the three months ended June 30, 2002. The increase is attributable to Network Services, which increased by $1.6 million as described above and Consulting, Integration and Provisioning Services, which increased $6.0 million, or 17%, from $35.7 million in the three months ended June 30, 2001 to $41.8 million in the three months ended June 30, 2002. The increase in Consulting, Integration and Provisioning Services is attributable to an increase in demand for our global connect services that enable our clients to access The World Network and use our Network Services. These Network Services and Consulting, Integration and Provisioning Services revenues include revenues from clients previously on the AUCS platform, which were recorded as outsourcing services revenues, that have transitioned to the Infonet platform. These increases were partially offset by a decrease in revenues from Other Communications Services of $1.7 million, or 19%, from $9.0 million in the three months ended June 30, 2001 to $7.3 million in the three months ended June 30, 2002.

Revenues by Distribution Channel—Revenues from our country representatives increased $14.7 million, or 15%, from $99.2 million in the three months ended June 30, 2001 to $113.9 million in the three months ended  June 30, 2002. Our country representatives increased from 55 as of June 30, 2001 to 57 as of June 30, 2002. The number of our country representative clients increased 4% from 1,503 as of June 30, 2001 to 1,561 as of June 30, 2002. The increase in the number of clients is net of a decline of 103 outsourcing services clients. Excluding outsourcing services clients, country representative clients increased by 161, from 1,368 as of June 30, 2001 to 1,529 as of June 30, 2002. This growth included clients previously on the AUCS platform that have transitioned to the Infonet platform. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as customers transition to a more cost effective solution offered by us. Excluding the effect of the decrease in outsourcing services revenues, revenues from country representatives increased by $17.6 million, or 19%, from $94.7 million in the three months ended June 30, 2001 to $112.3 million in the three months ended June 30, 2002. This growth included revenues from clients previously on the AUCS platform, which was recorded as outsourcing services revenues, that have transitioned to the Infonet platform.

Revenues from our alternate sales channels decreased $39.6 million, or 54%, from $72.6 million in the three months ended June 30, 2001 to $33.4 million in the three months ended June 30, 2002, as a result of a decline in our alternate sales channel partners’ clients from 1,014 clients as of June 30, 2001 to 705 clients as of June 30, 2002. The decrease represents a decline of 294 outsourcing services clients and 15 non-outsourcing services clients. The decrease in revenues was primarily the result of a decrease of $27.6 million in outsourcing services revenues. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels decreased $11.6 million from $29.6 million in the June 30, 2001 to $18.0 million in the three months ended June 30, 2002. This decrease is related to price erosion as customers transition to a more cost effective solution offered by us.

Revenues by Region—Revenues billed on a regional basis increased in the Asia Pacific region by $7.4 million, or 46%, from $16.2 million in the three months ended June 30, 2001 to $23.6 million in the three months ended June 30, 2002. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market. This increase is offset by decreases in the EMEA region where revenues decreased $26.0 million, or 22%, from $115.9 million in the three months ended June 30, 2001 to $89.9 million in the three months ended June 30, 2002. This decrease is the result of a $30.5 million decrease in outsourcing services revenues. Excluding outsourcing services revenues, revenues in the EMEA region increased by $4.6 million, or 7%, from $68.4 million in the three months ended June 30, 2001 to $73.0 million in the three months ended June 30, 2002 due to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform, and increased sales to existing clients. Revenues billed in the Americas decreased $6.0 million, or 15%, from $39.8 million in the three months ended June 30, 2001 to $33.8 million in the three months ended June 30, 2002 due primarily to price erosion as customers transition to more cost effective solutions offered by us.

Expenses

Country representative compensation expense decreased $23.2, or 38%, from $61.4 million in the three months ended June 30, 2001 to $38.2 million in the three months ended June 30, 2002. Approximately $24.8 million of this decrease is related to decreased outsourcing services revenues. The offsetting increase in expense resulted from a change in product mix and the impact of varying margins among products.

Bandwidth and related costs increased $39.7 million, or 135%, from $29.5 million in the three months ended June 30, 2001 to $69.1 million in the three months ended June 30, 2002. The three months ended June 30, 2002 includes a charge of approximately $40.8 million related to the write-off of the net book value of purchased bandwidth from a bankrupt network service provider, see Note 4 in the Notes to the Consolidated Financial Statements. Excluding the write-off, bandwidth and related costs decreased by $1.1 million, or 4%, from $29.5 million in the three months ended June 30, 2001 to $28.4 million in the three months ended June 30, 2002. Lease expense, the largest component of bandwidth and related costs, decreased $2.2 million, or 11%, from $19.7 million in the three months ended June 30, 2001 to $17.5 million in the three months ended June 30, 2002. Amortization of purchased bandwidth increased $707,000, from $7.3 million to $8.0 million over the period. Both the decrease in lease expense and the increase in amortization were a result of owning a larger portion of our bandwidth capacity in the backbone of our network.

The total net book value as of June 30, 2002 of the purchased bandwidth related to service providers who have declared bankruptcy as of June 30, 2002 capitalized on our financial statements (excluding the above-referenced write-off) is approximately $43.2 million. We have also purchased bandwidth with a net book value of $10.7 million as of June 30, 2002 from a subsidiary of a company that has declared bankruptcy as of June 30, 2002. In addition, subsequent to quarter end, another two of our service providers declared bankruptcy. The net book value of the purchased bandwidth related to these service providers is $12.6 million as of June 30, 2002. If we experience permanent disruption in services on these facilities, a charge may be recorded to write-off the assets. We are currently unable to predict the timing of such charges, if any become necessary. Management routinely monitors the situation and will take appropriate action in accordance with our accounting policy, see Notes 10 and 11 in the Notes to Consolidated Financial Statements.

Network operations expense increased $910,000, or 4%, from $25.6 million in the three months ended  June 30, 2001 to $26.5 million in the three months ended June 30, 2002. This increase is primarily attributable to an increase in depreciation expense related to network equipment of $1.3 million, or 19%, from $6.8 million in the three months ended June 30, 2001 to $8.1 million in the three months ended June 30, 2002. Stock-related compensation charges remained unchanged at $673,000 in the three months ended June 30, 2001 and 2002. The increase in depreciation was partially offset by decreased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses increased $12.8 million, or 23%, from $55.2 million in the three months ended June 30, 2001 to $68.0 million in the three months ended June 30, 2002. The three months ended June 30, 2002 includes a $4.5 million bad debt expense related to the bankruptcy of one of our resellers. Excluding the bad debt expense, selling, general and administrative expenses increased by $8.3 million, or 15%, from $55.2 million in the three months ended June 30, 2001 to $63.5 million in the three months ended June 30, 2002. Our sales support expenses for multinational activities increased $6.8 million from $20.8 million in the three months ended June 30, 2001 to $27.6 million in the three months ended June 30, 2002, which was directly related to increased multinational support required to service our customers. Sales and marketing personnel-related expenses increased $841,000, or 4%, from $19.8 million in the three months ended June 30, 2001 to $20.6 million in the three months ended June 30, 2002 due to increased sales and marketing efforts to increase our revenues. Stock-related compensation charges decreased $424,000, from $3.5 million in the three months ended June 30, 2001 to $3.1 million in the three months ended June 30, 2002. Administrative expenses, excluding stock-related compensation expense, increased by $1.5 million, or 25% from $6.2 million in the three months ended June 30, 2001 to $7.7 million in the three months ended June 30, 2002. Advertising expense decreased $310,000 from $1.4 million in the three months ended June 30, 2001 to $1.1 million in the three months ended June 30, 2002.

Operating Income (Loss) decreased by $54.7 million, from $117,000 in the three months ended June 30, 2001 to $(54.6) million in the three months ended June 30, 2002 because of decreased revenues and increased expenses as discussed above.

Other Income (Expense) remained unchanged at $5.1 million in the three months ended June 30, 2001 and 2002. This reflects a decrease in interest income of $4.1 million, from $8.4 million in the three months ended June 30, 2001 to $4.3 million in the three months ended June 30, 2002, due to lower interest rates and lower cash balances as funds were used for capital expenditures during fiscal year 2002. Interest expense decreased $721,000, from $3.0 million to $2.3 million, primarily due to lower interest rates. Other, net increased by $3.3 million primarily because the three months ended June 30, 2002 included foreign exchange gains of $1.9 million and gains on sale of marketable securities of $1.1 million.

Provision (Credit) for Income Taxes changed from $2.4 million in the three months ended June 30, 2001 to $(13.2) million in the three months ended June 30, 2002 primarily because of a shift from a profit position in the prior year to a loss position in the three months ended June 30, 2002. The amount of tax benefit was diminished by the limited future deductibility of state and foreign losses.

Net Income (Loss) decreased from $2.5 million in the three months ended June 30, 2001 to $(36.4) million in the three months ended June 30, 2002 due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended June 30, 2002 was $16.6 million compared to $41.7 million during the three months ended June 30, 2001. This fluctuation was primarily a result of a decrease in net income of $39.0 million. Additionally, changes in accounts payable provided cash of $8.8 million in the three months ended June 30, 2001 compared to a use of cash of $10.0 million in the three months ended June 30, 2002. Changes in deferred income taxes provided cash of $786,000 in the three months ended June 30, 2001 compared to a use of cash of $13.6 million in the three months ended June 30, 2002. Changes in network communications payable provided cash of $2.8 million in the three months ended June 30, 2001 compared to a use of cash of $7.6 million in the three months ended June 30, 2002. These changes were partially offset by a write-off of communication lines of $40.8 million and changes in other current assets which provided a source of cash of $8.1 million. Net cash used in investing activities for the three months ended June 30, 2002 was $11.5 million compared to $1.5 million during the three months ended June 30, 2001. This fluctuation was primarily due to a $69.2 million decrease in the net of purchases, proceeds and maturities of securities available for-sale and a decrease in purchases of property, equipment and communication lines of $62.9 million. Cash used in financing activities for the three months ended June 30, 2002 was $4.7 million compared to $198,000 for the three months ended June 30, 2001. This increase was the result of repayments of long-term obligations and purchases of treasury stock during the three months ended June 30, 2002.

In November 2001, our Board of Directors authorized the expenditure of up to $100 million over a two-year period to repurchase shares of our common stock. Under the terms of our senior secured credit facility, we are required to prepay indebtedness under the facility in an amount equal to 50% of purchases of our common stock. In the period ended June 30, 2002, we spent approximately $2.3 million to purchase approximately 1.1 million shares at an average price of $2.11 per share. Additionally, we are committed to pay approximately $1.1 million in term loans by September 30, 2002.

As of June 30, 2002, we had cash and cash equivalents of $150.0 million, short-term investments of $363.2 million, working capital of $562.9 million and total assets of $1,360.3 million. Indebtedness under our senior secured credit facility totaled $84.7 million as of June 30, 2002 with additional borrowings available under this facility of $99.6 million. Building mortgage indebtedness as of June 30, 2002 totaled $21.8 million.

There were no material changes to our commitments as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months. We expect capital expenditures for this fiscal year to approximate $95.0 million. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

Deferred Tax Asset

During the year ended March 31, 2001, we filed a request for determination from the Internal Revenue Service (“IRS”) regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which we obtained access to the customers of AUCS and cash of $40.0 million in exchange for the issuance to the stockholders of 47.84 million shares of our Class B common stock. In November 2001, we received a favorable determination from the IRS that an intangible asset relating to the access to the AUCS customers was created by the transaction. The intangible asset, that will be amortized in our tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly in the fiscal year ended March 31, 2002, we recorded a deferred tax asset of approximately $171.0 million. Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to the AUCS customers was valued at the stockholders’ basis of $0. Correspondingly, the credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

At June 30, 2002, our net deferred tax assets totaled $181.4 million, which are principally comprised of the intangible asset discussed above and the benefit associated with the losses incurred during the three months ended June 30, 2002. We estimate that we must generate income taxable in the United States of $16 million per year over the amortization and carryforward periods in order to fully utilize the net deferred tax assets. We believe that it is more likely than not that our future United States taxable income will be sufficient to utilize the full amount of the net deferred tax assets. However, should our estimates of future United States taxable income be insufficient to utilize the full amount of the net deferred tax asset, we may be required to reduce all or part of the net deferred asset to an amount expected to be utilized over the amortization and carryforward periods. Such a reduction would result in a non-cash charge to income tax expense and that charge could be material.

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

New Accounting Pronouncements

On April 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. We have not yet completed the first step of the transitional goodwill impairment test as required by SFAS No. 142. This will be performed in the second quarter of fiscal year 2003. Total goodwill recorded in the consolidated balance sheet at June 30, 2002 is approximately $1.5 million. Goodwill amortization in the three month period ended June 30, 2001 was approximately $28,000. We do not expect the adoption of SFAS No. 142 to have a significant effect on our financial position or results of operations.

On April 1, 2002, we adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses the accounting for a segment of a business accounted for as a discontinued operation. The adoption of SFAS No. 144 did not have a significant effect on our financial position or results of operations.

SFAS 143 “Accounting for Asset Retirement Obligations” which becomes effective for us on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 with early application encouraged. All other provisions of SFAS No. 145 shall be effective for financial statements on or after May 15, 2002, with early application encouraged. Adoption of this statement is not expected to have a significant effect on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We are currently assessing the effect of the adoption of SFAS No. 146 on our financial position and results  of operations.

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

The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of June 30, 2002 are as follows:

	Carrying Amount	Maturity
	6/30/02	2003	2004	2005	2006	2007	Thereafter	Fair Value
Investments
Cash equivalents	$94,225	$—	$—	$—	$—	$—	$—	$94,225
Weighted average interest rate	1.76%	—	—	—	—	—	—	—
Short-term investments	$363,180	$144,570	$103,640	$39,703	$38,050	$249	$36,968	$363,180
Weighted average interest rate	5.00%	5.69%	4.43%	3.83%	4.91%	7.44%	5.20%

Long-Term Debt
Secured bank notes	$84,665	$7,436	$27,964	$14,856	$26,325	$8,084	$—	$84,665
Average interest rate	4.36%	4.36%	4.36%	4.36%	4.36%	4.36%	4.36%
Mortgage loan	$21,830	$1,276	$1,701	$1,701	$1,701	$1,701	$13,750	$21,830
Average interest rate	3.59%	3.59%	3.59%	3.59%	3.59%	3.59%	3.59%

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

The following table sets forth the notional amount, weighted average pay rate, weighted average receive rate, weighted average maturity, range of maturities and the fair value of the interest rate swaps at June 30, 2002 (dollars in thousands):

	Notional Amount	Weighted average pay rate	Weighted average receive rate	Weighted average maturity	Range of maturities	Fair value
Swaps hedging Senior Secured Credit Facility	$45,000	4.52%	1.86%	1.25 years	9-21 mos.	$(939)
Swap hedging mortgage indebtedness	$21,830	7.59%	3.59%	13 years	13 years	$(1,216)

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

Our exposure to exchange rate fluctuations primarily arises from outsourcing services and assignment agreements with AUCS, which are denominated in euros as well as operating costs associated with such agreements. Approximately 12% of our revenues for the three months ended June 30, 2002 were generated from the euro-denominated AUCS agreements. The revenues and the related costs result in a net euro exposure of the gross profit, which is equal to approximately 20% of revenues. The euro-denominated gross profit is offset by other euro-denominated operating costs from our European subsidiaries and generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects us to exchange rate risk on settlement of the receivables and payables. Euro-denominated cash, accounts receivable and accounts payable related to the AUCS agreements were a net asset of $14.7 million as of June 30, 2002.

We monitor our exposure to exchange rate fluctuations through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

As of June 30, 2002, we were primarily exposed to the following currencies: the euro, the British pound, and the Australian dollar. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $510,000 as of that date.

PART II:

ITEM 1.    LEGAL PROCEEDINGS

On December 5, 2001, the first of nine complaints alleging securities fraud was filed against Infonet and several of its current and former officers and directors in the United States District Court, Central District of California. The lawsuits have been consolidated under the caption, In re Infonet Services Corporation Securities Litigation, Master File No. 01-10456 NM (CWx). A Consolidated Class Action Complaint was filed on July 3, 2002 on behalf of public investors who purchased Infonet’s securities during the period from December 16, 1999 through August 7, 2001. The Consolidated Class Action Complaint names the following defendants: Infonet; Infonet’s Chief Executive Officer and Chairman, Jose A. Collazo; Infonet’s Chief Financial Officer, Akbar H. Firdosy; certain of Infonet’s current and former Board of Director members: Douglas Campbell, Eric M. De Jong, Morgan Ekberg, Masao Kojima, Joseph Nancoz and Rafael Sagrario; the shareholders of Infonet’s Class A shares: KDDI Corporation, KPN Telecom, Swisscom AG, Telefonica International Holding B.V., Telia AB and Telstra Corporation Ltd.; and the underwriters of Infonet’s initial public offering: Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Inc., Goldman Sachs & Co., Lehman Brothers Inc., and Salomon Smith Barney Inc.

The Consolidated Class Action Complaint alleges that defendants made misrepresentations and omissions regarding the AUCS channel in Infonet’s Form S-1 registration statement and the accompanying prospectus for its initial public offering and in other statements during the class period. The plaintiffs assert counts against Infonet and its officers and directors for violations of Sections 11, 12 and 15 of the Securities Act of 1933 and violations of Section 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs have requested a judgment determining that the lawsuit is a proper class action, awarding compensatory damages and/or rescission, awarding costs of the lawsuit and awarding such other relief as the court may deem just and proper.

On March 1, 2002, the first of three shareholder derivative suits, captioned Paul Benny v. Jose A. Collazo et al., No. BC269140, Los Angeles County Superior Court, was filed in Los Angeles County Superior Court against Infonet as a nominal defendant and current and former members of the Infonet Board of Directors: Jose A. Collazo, Makato Arai, Douglas Campbell, Eric M. de Jong, Morgan Ekberg, Timothy P. Hartman, Heinz Karrer, Matthew J. O’Rourke and Rafael Sagrario. Two other subsequent shareholder derivative lawsuits have been filed, which contain identical allegations:

•	Elizabeth Trantham v. Jose A. Collazo et al., No. BC269340, Los Angeles County Superior Court (filed March 5, 2002)

•	Iraj Movahedi v. Jose A. Collazo et al., No BC269601, Los Angeles County Superior Court (filed March 8, 2002)

All of the derivative lawsuits allege that Infonet’s current and former directors breached their duties toward Infonet either through their alleged participation in, or alleged failure to adequately oversee, the purported conduct and events that are alleged in the securities class action lawsuits described above. Plaintiffs seek both a declaration that the defendants breached duties owed to Infonet and its shareholders and a judgment directing defendants to pay damages to Infonet.

We are unable at this time to predict the outcome of any of these litigations. As of this date, we do not believe that these, or any other litigations to which we are a party, could reasonably be expected to have a material adverse effect on our business or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. We have not been involved in any litigation that has had a material adverse effect on our business or financial condition in the past three years. From time to time, we may be involved in other litigation that arises in the normal course of our business operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, our Form S-1 registration statement (File No. 333-88799) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 51,282,300 shares of our Class B common stock. The offering commenced on December 16, 1999 and the sale to the public of 51,282,300 shares of common stock at $21.00 per share was completed on December 21, 1999 for an aggregate price of approximately $1.076 billion. The registration statement covered an additional 7,692,342 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These additional shares were purchased on January 13, 2000. The managing underwriters were Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Rothschild, Goldman, Sachs & Co., Lehman Brothers and Salomon Smith Barney. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $38.5 million and other expenses of approximately $2.4 million. Total offering expenses of approximately $40.9 million resulted in net offering proceeds to us of approximately $766.8 million. Specified 10% owners of our Class B common stock sold in the offering and received, net of expenses paid by those owners, an aggregate of $256.4 million. We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

•	The repayment of long-term debt under our credit facility of approximately $60.0 million;

•	The purchase of assets that were under operating leases of approximately $7.0 million;

•	Expansion of our network infrastructure, including purchased bandwidth and continued deployment of our ATM backbone, of approximately $443.3 million;

•	The purchase of an office building to accommodate future growth of approximately $25.3 million;

•	To fund working capital needs of approximately $45.2 million; and

•	For general corporate purposes of $6.7 million.

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

INFONET SERVICES CORPORATION

By:	/s/ AKBAR H. FIRDOSY
Akbar H. Firdosy Chief Financial Officer (Chief Accounting Officer)

Date: August 12, 2002

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
9.1	Form of Amended and Restated Stockholders Agreement(1)
10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(2)
10.1(b)	Form of Incentive Stock Option Award Agreement(2)
10.1(c)	Form of Stock Option Award Agreement(2)
10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(3)
10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(3)
10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(10)
10.3	Infonet Services Corporation 1999 Stock Option Plan(1)
10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)
10.3(b)	Form of Infonet Services Corporation Stock Option Award Agreement(3)
10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)
10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(3)
10.7	Senior Secured Credit Agreement, dated as of August 17, 1999(1)
10.7(a)	Amendment No. 1 to Senior Secured Credit Agreement, dated as of April 20, 2000(4)
10.7(b)	Amendment No. 2 to Senior Secured Credit Agreement, dated as of September 29, 2000(5)
10.7(c)	Amendment No. 3 to Senior Secured Credit Agreement, dated as of December 11, 2001(10)
10.8	Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001(6)
10.10	Standard Infonet Services Agreement(1)
10.11	Capacity Right of Use Agreement with FLAG Limited dated as of June 25, 1999(1)
10.12	AUCS Services Agreement, dated as of September 30, 1999(1)
10.13	AUCS Call Option Deed, dated as of September 30, 1999(1)
10.14	AUCS Management Agreement, dated as of September 30, 1999(1)
10.14(a)	Deed of Amendment to AUCS Management Agreement(7)
10.15	AUCS Assignment Agreement, dated as of September 30, 1999(1)
10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(6)
10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(8)
10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)
10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)
10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(3)
10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of July 1, 2001)(6)
10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(6)
10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(7)
10.24	Term Note executed by Infonet Services Corporation in favor of Wells Fargo Bank, National Association(11)
10.25	Deed of Trust and Assignment of Rents and Leases executed by Infonet Services Corporation for the benefit of Wells Fargo Bank, National Association(11)
10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(12)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-70320), as amended.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.