Form 10-Q
period 2002-09-30
INFONET SERVICES CORP
filed 2002-11-12
CIK 1096512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 6, 2002, the registrant had the following number of shares outstanding:

Class A common stock:  161,403,358
Class B common stock:  306,975,629

PART I

ITEM 1.    FINANCIAL STATEMENTS

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share Amounts)

	March 31, 2002	September 30, 2002
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$147,180	$186,337
Short-term investments	370,591	324,998
Accounts receivable, net	130,748	104,606
Deferred income taxes	24,773	49,975
Prepaid expenses	20,721	22,993
Other current assets	33,650	25,741

Total current assets	727,663	714,650

Property, Equipment And Communication Lines, Net	494,401	438,598
Deferred Income Taxes	142,699	138,549
Intangible And Other Assets, Net	45,376	52,877

Total Assets	$1,410,139	$1,344,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$10,315	$17,719
Current portion of capital lease obligations	2,727	2,695
Accounts payable	51,185	34,098
Network communications	24,927	19,482
Accrued salaries and related benefits	18,947	16,761
Income taxes payable	4,669	4,737
Advance billings	26,996	22,628
Deferred installation revenues	10,714	11,040
Other accrued expenses	19,440	29,413

Total current liabilities	169,920	158,573

Deferred Revenue And Compensation	35,849	33,508
Capital Lease Obligations	6,227	4,892
Long Term Obligations	98,902	85,065
Minority Interest	1,450	1,721
Commitments and Contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share:
400,000 shares authorized; 364,160 shares issued as of March 31, 2002 and September 30, 2002 and 161,403 shares outstanding as of March 31, 2002 and September 30, 2002; 202,757 shares held in treasury	66,078	66,078
Class B common stock $0.01 par value per share:
600,000 shares authorized, 310,287 and 310,920 shares issued as of March 31, 2002 and September 30, 2002; 309,116 and 307,394 shares outstanding as of March 31, 2002 and September 30, 2002; 1,171 and 3,526 shares held in treasury as of March 31, 2002 and September 30, 2002	1,174,577	1,182,630
Treasury stock, at cost, 203,928 and 206,283 shares as of March 31, 2002 and September 30, 2002	(123,753)	(129,063)
Notes receivable from issuance of common stock	(8,577)	(8,626)
Accumulated deficit	(5,827)	(48,464)
Accumulated other comprehensive loss	(4,707)	(1,640)

Total stockholders’ equity	1,097,791	1,060,915

Total Liabilities and Stockholders’ Equity	$1,410,139	$1,344,674

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2002	2001	2002
Revenues, Net	$160,230	$142,815	$332,084	$290,122

Expenses:
Country representative compensation	56,092	29,767	117,531	67,982
Bandwidth and related costs	32,849	27,679	62,309	96,818
Network operations	26,028	26,965	51,651	53,498
Selling, general and administrative	56,118	71,284	111,333	139,330

Total expenses	171,087	155,695	342,824	357,628

Operating Loss	(10,857)	(12,880)	(10,740)	(67,506)

Other Income (Expense):
Interest income	6,692	3,601	15,096	7,923
Interest expense	(2,855)	(2,174)	(5,845)	(4,443)
Other, net	718	(545)	430	2,471

Total other income, net	4,555	882	9,681	5,951

Loss Before Credit For Income Taxes and Minority Interest	(6,302)	(11,998)	(1,059)	(61,555)
Credit For Income Taxes	(2,946)	(5,985)	(556)	(19,189)

Loss Before Minority Interest	(3,356)	(6,013)	(503)	(42,366)
Minority Interest	146	204	469	271

Net Loss	(3,502)	(6,217)	(972)	(42,637)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,563	285	752	3,960
Unrealized gains on securities, net of income tax	1,676	538	1,036	828
Cumulative effect of accounting changes, net of income tax	—	—	(544)	—
Unrealized loss on derivative instruments, net of income tax	(1,208)	(928)	(1,052)	(1,721)

Total other comprehensive income (loss), net	2,031	(105)	192	3,067

Comprehensive Loss	$(1,471)	$(6,322)	$(780)	$(39,570)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$0.00	$(0.09)

Basic Weighted Average Number of Common Shares Outstanding	471,056	469,496	470,909	469,381
Diluted Weighted Average Number of Common Shares Outstanding	471,056	469,496	470,909	469,381

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended September 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(972)	$(42,637)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,217	39,140
Amortization of debt acquisition costs	365	375
Loss on non-marketable investment	2,000	736
Write-off of communication lines	—	40,757
Stock-based compensation charge	9,554	7,001
Gain on disposal of property, equipment and communication lines	(14)	(139)
(Discount) Premium amortization on marketable securities	(351)	2,758
Realized gain on marketable securities	(1,510)	(1,426)
Deferred income taxes	4,505	(20,493)
Minority interest	487	271

Changes in operating assets and liabilities:
Accounts receivable, net	38,700	28,453
Prepaid expenses	(3,389)	(1,386)
Other current assets	(4,750)	7,502
Accounts payable	(14,325)	(17,875)
Network communications	3,228	(6,492)
Accrued salaries and related benefits	(298)	(2,711)
Income taxes payable	(13,824)	(271)
Advance billings	(591)	(4,792)
Other accrued expenses	141	4,714
Deferred revenue and compensation	(3,875)	361
Purchases of trading securities	(7,898)	(4,863)
Proceeds from sales of trading securities	14,652	4,378
Other operating activities	388	88

Net cash provided by operating activities	58,440	33,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(121,896)	(21,588)
Proceeds from sale of property, equipment and communication lines	102	129
Purchases of securities available-for-sale	(108,429)	(170,159)
Proceeds from sales of securities available-for-sale	146,518	156,519
Maturities of securities available-for-sale	83,608	59,250
Acquisition of business, net of cash acquired	204	—
Other investing activities	(3,345)	(8,830)

Net cash (used in) provided by investing activities	(3,238)	15,321

(Table continued on following page)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In Thousands)
(Unaudited)

	Six Months Ended September 30,
	2001	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term obligations	$(1,976)	$(6,433)
Repayments of capital lease obligations	(1,551)	(1,367)
Purchases of treasury stock	—	(5,310)
Net proceeds from issuance of common stock	998	1,052
Repayments of notes receivable from issuance of common stock	55	70

Net cash used in financing activities	(2,474)	(11,988)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	253	2,375

Net Increase in Cash and Cash Equivalents	52,981	39,157
Cash and Cash Equivalents, Beginning of Periods	137,599	147,180

Cash and Cash Equivalents, End of Periods	$190,580	$186,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$13,154	$1,251
Interest	$6,017	$3,880
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$601	$2,928
Acquisitions of equipment accrued but not yet paid	$1,139	$1,854

The Company has entered into interest swap agreements to mitigate interest rate risk. For the six months ended September 30, 2001 and 2002 the change in the fair value of derivative instruments resulted in a pre-tax charge to other comprehensive income and other accrued expenses of approximately $1.7 million (approximately $1.1 million net of tax) and approximately $2.8 million (approximately $1.7 million net of tax), respectively.

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on June 27, 2002. Certain items have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 29, 2002 as the year ended March 31, 2002, and the 13- and the 26-week periods ended September 28, 2001 and September 27, 2002 as the three and six months ended September 30, 2001 and September 30, 2002, respectively.

Note 2.    Accounting Change-Derivative Financial Instruments

Under the terms of the Senior Secured Credit Facility, the Company is required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to fixed interest rates. The Company has entered into interest swap agreements to fix the interest rates and mitigate interest rate risk. In connection with the mortgage agreement related to the purchase of the Company’s headquarters facility, the Company entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. The Company designated the swaps as cash flow hedges pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended.

For the six months ended September 30, 2001, the change in fair value of derivative instruments resulted in a pre-tax charge to Other Comprehensive Income (“OCI”) of approximately $1.7 million (approximately $1.1 million, net of tax). For the six months ended September 30, 2002, the change in fair value of derivative instruments resulted in a pre-tax charge to OCI of approximately $2.8 million (approximately $1.7 million, net of tax.) For the six months ended September 30, 2001 and September 30, 2002, no amounts were reclassified to earnings resulting from the ineffectiveness or discontinuance of cash flow hedges. As of September 30, 2002, the amount to be reclassified from OCI into earnings during the next 12 months is expected to be approximately $1.1 million.

Note 3.    New Accounting Pronouncements

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. Total goodwill recorded in the consolidated balance sheet at September 30, 2002 is approximately $1.5 million. Goodwill amortization in the six month period ended September 30, 2001 was approximately $53,000. The Company does not expect the adoption of SFAS No. 142 to have a significant effect on its financial position or results of operations.

The first step of the transitional goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. During the second quarter, the Company completed the first step of the transitional goodwill impairment test as required by SFAS No. 142 and determined the fair value of the reporting unit to be in excess of its carrying value. As a result, the second step of the impairment test was unnecessary.

For the six months ended September 30, 2002, no intangibles were acquired, impaired or disposed. Intangibles consisted of the following (in thousands):

	Weighted Average Lives	March 31, 2002			September 30, 2002
		Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Purchased technology	5	$6,600	$(2,200)	$4,400	$6,600	$(2,860)	$3,740
Other	20	1,681	(1,595)	86	1,681	(1,597)	84

Total		$8,281	$(3,795)	$4,486	$8,281	$(4,457)	$3,824

Total amortization expense for the six months ended September 30, 2002 was approximately $662,000. At September 30, 2002, estimated future amortization expense is as follows: approximately $662,000 for the remaining six months of fiscal year 2003 and approximately $1.3 million, $1.3 million, $446,000, $6,000 and $55,000 for fiscal years 2004, 2005, 2006, 2007 and thereafter, respectively.

On April 1, 2002, the Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses the accounting of a component of an entity which has been disposed of and which has been classified as held-for-sale. The adoption of SFAS No. 144 did not have a significant effect on the Company’s financial position or result of operations.

SFAS No. 143, “Accounting for Asset Retirement Obligations” which becomes effective for the Company on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

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

The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement is not expected to have a significant effect on the Company’s financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and will be effective for the Company for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the effect of the adoption of SFAS No. 146 on its financial position and results of operations.

Note 4.    Consolidated Balance Sheet Components

Certain balance sheet components are as follows (in thousands):

	March 31, 2002	September 30, 2002
Property, equipment and communication lines:
Communications, computer and related equipment	$277,870	$295,404
Communication lines	351,575	301,767
Land, buildings and leasehold improvements	76,291	77,148
Furniture and other equipment	17,091	17,851

Total	722,827	692,170
Less accumulated depreciation and amortization	228,426	253,572

Property, equipment and communication lines, net	$494,401	$438,598

Intangible and other assets, net:
SERP minimum pension liability	$1,366	$1,366
IDIP assets	12,678	11,103
Unamortized debt issuance costs	2,148	1,773
Deferred installation costs	15,124	14,466
Unconsolidated investments in affiliates	2,158	12,793
Goodwill	1,468	1,468
Intangible assets, net	4,486	3,824
Employees loan receivable and interest	1,975	2,001
Other	3,973	4,083

Total	$45,376	$52,877

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 10 to 25 years.

The Company had purchased bandwidth with a net book value of approximately $40.8 million as of June 30, 2002 from a network service provider and its affiliates, each of which was in bankruptcy proceedings as of June 30, 2002. These service providers subsequently shut down operations and, as a result, the services they were providing for the Company under the purchased bandwidth agreements were disrupted. The Company determined that the service disruption was permanent and concluded to write-off the net book value of the purchased bandwidth at June 30, 2002. This write-off resulted in a charge to the Company’s results of operations of approximately $40.8 million which is included in bandwidth and related costs in the consolidated statement of operations for the six months ended September 30, 2002.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended September 30, 2002, the Company made a payment of $7.0 million for a 40% interest in a company that is accounted for by the Company under the equity method. The Company is committed to pay an additional $3.0 million in connection with this investment.

Losses on investments accounted for under the equity method are included in other expense in the accompanying consolidated statement of operations for the six months ended September 30, 2002.

Note 5.    Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of potential common stock.

At September 30, 2001 and 2002, the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock had an antidilutive effect on the reported loss per share for the six month periods ended September 30, 2001 and 2002. Consequently, reported basic and diluted earnings per share are the same amount for the six month periods ended September 30, 2001 and 2002. Options to purchase approximately 24.2 million and approximately 26.8 million shares of common stock were outstanding at September 30, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 6.    Income Taxes

The Company recorded a tax benefit in the six months ended September 30, 2002 at an effective tax rate of approximately 31%. This rate is lower than the U.S. federal statutory tax rate primarily because of an inability to deduct incentive stock option charges and the adverse effect of state and foreign loss utilization rules.

At September 30, 2002, the Company’s net deferred tax assets totaled approximately $188.5 million, which are principally comprised of the intangible asset resulting from the 1999 AUCS transactions and the benefit associated with the losses incurred during the six months ended September 30, 2002. Though realization of the Company’s deferred tax assets is not assured, management believes that it is more likely than not that all deferred tax assets at September 30, 2002 will be realized. If, however, the Company’s estimates of the realizability of the deferred tax asset were to change, the carrying value of those deferred tax assets could be reduced through a charge to income.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2002	2001	2002
Reportable segments:
Revenues:
Direct	$95,441	$115,573	$194,687	$229,510
Alternate	64,789	27,242	137,397	60,612

Total	$160,230	$142,815	$332,084	$290,122

Operating contributions:
Direct	$38,354	$45,379	$80,272	$90,275
Alternate	18,698	8,230	42,191	15,398

Total	$57,052	$53,609	$122,463	$105,673

			As of September 30,
			2001	2002
Total Assets:
Direct			$89,452	$103,329
Alternate			63,681	18,306

Total			$153,133	$121,635

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2002	2001	2002
Reconciliations:
Operating contribution from reportable segments	$57,052	$53,609	$122,463	$105,673
Core network, overhead and other non-allocable costs	(63,354)	(65,607)	(123,522)	(167,228)

Loss before credit for income taxes and minority interest	$(6,302)	$(11,998)	$(1,059)	$(61,555)

			As of September 30,
			2001	2002
Total assets of reportable segments			$153,133	$121,635
Core network, corporate and other non-allocable assets			1,108,445	1,223,039

Total assets			$1,261,578	$1,344,674

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Stock Incentive Plans

During January 2002, the Company extended an offer to most of its non-director employees to exchange outstanding options to purchase shares of the Company’s Class B common stock with an exercise price of $13.00 or higher granted under the Infonet Services Corporation 1999 Stock Option Plan and 2000 Omnibus Stock Plan for new options (the “New Options”) to be granted under the same plans. On February 14, 2002, approximately 6,352,000 options were cancelled pursuant to the offer to exchange. On August 20, 2002, which was at least six months and one day from the date the Company accepted the outstanding options for exchange and cancelled the options, approximately 6,292,000 New Options were issued under the same plans at an exercise price of $2.26 per share.

Note 9.    Stockholders’ Equity

The Company’s Board of Directors has approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period commencing November 2001. These repurchases have been and will be made in the open market or privately negotiated transactions and in compliance with the United States Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of stock and acquisitions may be suspended at any time at the Company’s discretion. Under terms of the Senior Secured Credit Agreement, as amended, purchases of the capital stock of the Company are deemed Restricted Payments, are subject to limitations, and require that the Company prepay Term Loans in an amount equal to 50% of Restricted Payments. For the six months ended September 30, 2002 the Company repurchased 2,355,600 shares at an aggregate cost of approximately $5.3 million. The Company has repaid approximately $1.2 million in Term Loans as of September 30, 2002 and is committed to pay approximately $1.5 million in Term Loans by December 31, 2002.

Note 10.    Commitments and Contingencies

Purchased bandwidth with a net book value of approximately $17.5 million at September 30, 2002 had been purchased from network service providers which filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions on or before September 30, 2002, and which have not yet completed these bankruptcy proceedings. Of the amounts reported as of June 30, 2002, such service providers from whom the Company had purchased bandwidth with a net book value of approximately $49.7 million as of June 30, 2002, have since emerged out of the bankruptcy proceedings.

Information available to the Company as of September 30, 2002 indicates that it is more likely than not that the network services will continue to be provided under the original terms of each of the agreements. The Company is of the opinion that the carrying values of the related assets are not impaired. The Company will continue to monitor the situation and will record a charge if events or changes in circumstances indicate that the carrying value of the assets is no longer recoverable.

During December 2001 and through February 7, 2002, nine purported class action lawsuits were filed against the Company and various other parties alleging various violations of United States securities laws and these have subsequently been consolidated into one lawsuit. The Company is unable at this time to predict the outcome of any of these litigations. As of this date, the Company does not believe that these, or any other litigations to which it is a party, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

During the three months ended September 30, 2002, the Company entered into an agreement whereby it committed to purchase voice services at a minimum level of $7.0 million per year for a three-year period.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Subsequent Events

As part of the arrangement entered into with related parties of the Company on September 30, 1999, and as described more thoroughly in our Annual Report on Form 10-K for the year ended March 31, 2002, the Company also entered into a three-year management agreement (the “Management Agreement”) with a related party, all of which terminated as scheduled on October 1, 2002.

In order to memorialize the planned termination of the Management Agreement and related agreements, the Company entered into a termination and transition agreement as of September 30, 2002. The agreement provides for among other things, (i) the provision of certain services by the Company to a related party and by a related party to the Company for a limited period of time beginning October 1, 2002 and continuing through April 2003, in order to ensure a smooth transition after the termination of the Management Agreement and (ii) the terms of payment of certain fees and costs related to the termination and transition arrangements. The Company also, after October 1, 2002, purchased certain network equipment for approximately $1.5 million from a related party.

The Company will incur additional expenses to complete the transition of the customers from the AUCS platform to the Infonet platform. The Company believes that these expenses will not have a material effect on its financial results.

The Management Agreement also provided for an incentive payment payable upon termination of the Management Agreement based upon the Company’s ability to achieve certain performance criteria. The terms of the termination agreement provide that the Company is to receive an interim payment equal to 80% of a provisional incentive payment that is provisionally payable on or before December 15, 2002. The provisional payment will be calculated based on preliminary financial statements that are expected to be finalized by December 15, 2002. Remaining payments are due, subject to the terms of the termination agreement, on March 15, 2003 and March 31, 2004. Subject to final audit and agreement by other parties, the Company believes that it has earned an incentive fee in excess of $50.0 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

The following discussion and analysis of our financial position and operating results for the second quarter of the fiscal year ended March 31, 2003 updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. You should also read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

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

AUCS

As described more thoroughly in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, in September 1999, we became party to several agreements with AUCS Communications Services N.V., Unisource, the then owner of AUCS (Unisource has since been liquidated), and three of our stockholders, KPN, Swisscom and Telia, who are the owners of AUCS. As part of our arrangement with AUCS, we assumed AUCS’ obligations to provide various services to its clients. We obtained the services from AUCS under a services agreement that provided us a gross margin of approximately 20% on the provision of these services. The revenues and expenses resulting from this arrangement are referred to throughout this discussion as outsourcing services revenues and expenses. These agreements with AUCS terminated as of October 1, 2002. As a result of the termination of our agreements with AUCS, we will no longer receive any outsourcing services revenues after October 1, 2002. As clients transition from the AUCS platform to our services, revenues by service shift from Other Communication Services to Network Services and revenues and the number of clients by channel generally shift from alternate sales channels to country representatives (direct channels). Revenues by region are not affected by the transition as revenues from these clients when they were reported as outsourcing services were included in the EMEA region, and continue to be included in the EMEA region after they have transitioned to our service. Lastly, we will no longer incur any related outsourcing expenses, which have been reported as country representative compensation.

In addition to the outsourcing arrangement with AUCS, we entered into a three-year management agreement with AUCS that also terminated on October 1, 2002. Under the management agreement, we earned an annual fee equal to 1.5% of the outsourcing services revenues, subject to a defined maximum. During fiscal years 2001 and 2002, we recognized approximately $3.7 million and $4.0 million, respectively, in management fees from AUCS. We recognized significantly less than this amount in fiscal year 2003 because the management agreement was only in effect for six months of fiscal year 2003. We recognized approximately $844,000 and $1.6 million in management fees from AUCS during the three and six months ended September 30, 2002.

The management agreement also provided for an incentive payment payable upon termination of the management agreement based upon our ability to achieve certain performance criteria. The incentive payment will equal the amount by which AUCS Entities Adjusted EBITDA Losses (as defined in the management agreement) for the period from October 1, 1999 to September 30, 2002 is less than Euro 295.3 million. The AUCS Entities Adjusted EBITDA Losses are subject to final determination, including an audit process, which may affect the ultimate amount of AUCS Entities Adjusted EBITDA Losses and which is expected to be finalized on or before March 15, 2003. We entered into a termination agreement memorializing the termination of the management agreement and related agreements, effective as of September 30, 2002. The terms of the termination agreement provide that we are to receive an interim payment equal to 80% of the provisional incentive payment provisionally payable on or before December 15, 2002. The provisional payment will be calculated based on preliminary financial statements that are expected to be finalized by December 15, 2002. Remaining payments are due, subject to the terms of the termination agreement, on March 15, 2003 and March 31, 2004. Subject to final audit and agreement by other parties, we believe we have earned an aggregate incentive fee in excess of $50.0 million. None of the incentive fee has been recognized in revenues through September 30, 2002.

Pursuant to the termination agreement, we also made certain transition and other arrangements related to human resources support, administration and invoicing policies and assumed certain contracts and licenses. Separately, we purchased various network equipment located across Europe from the AUCS business for approximately Euro 1.5 million (approximately $1.5 million as of November 5, 2002) during the three months ended December 31, 2002. We will incur additional expenses to complete the transition of the customers from the AUCS platform to the Infonet platform. We believe that these expenses will not have a material effect on our financial results.

We have experienced a decline in outsourcing services revenues as a result of AUCS clients ceasing to use AUCS services or, to a lesser extent, transitioning to our services on The World Network. As of September 30, 2002, we have transitioned 100 customers from the AUCS platform to our services, substantially all of which were transitioned during the three months ended September 30, 2002. The revenues generated from transitioned clients during the three and six months ended September 30, 2002 were approximately $5.9 million and $9.3 million, respectively. We expect to transition 129 additional clients onto our services during the three months ended December 31, 2002. The 229 customers transitioned and to be transitioned include 54 customers who, over the course of our outsourcing arrangement with AUCS, had also become our customers by purchasing Infonet products. We expect that these 229 transitioned and to be transitioned customers will contribute approximately $25.0 million to revenues during the second half of the fiscal year 2003. During prior periods, most of the revenues from these 229 clients were reported as outsourcing services revenues.

As clients transition from the AUCS platform to our services, revenues and the number of clients by channel will generally shift from alternate sales channels to country representatives (direct channels). Outsourcing services clients decreased by 503 from 716 as of September 30, 2001 to 213 as of September 30, 2002, representing a decline of 98 direct channel clients and 405 alternate sales channel clients. The 405 decrease in alternate sales channel clients includes substantially all of the 100 clients that transitioned to our services and became non-outsourcing services direct channel clients. Of the 213 outsourcing services clients as of September 30, 2002, we expect to transition 129 to our services and these clients will be primarily reported as direct channel clients.

Price Erosion

As a result of increasing competition in the markets we serve, our customers frequently transition to more cost effective solutions offered by us when they renew their contracts. As a result, we may provide more services to our customers at the same or even reduced prices under the renewed contracts. We refer to this as price erosion. Due to the fact that services provided under renewed contracts may not be directly comparable to the services provided under the previous contracts, we cannot accurately quantify the effects of price erosion. We expect this trend to continue for at least the near-term.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. Our preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Deferred Tax Asset

During the year ended March 31, 2001, we filed a request for determination from the Internal Revenue Service, or IRS, regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which we obtained access to the customers of AUCS and cash of $40.0 million in exchange for the issuance to the three stockholders of 47.84 million shares of our Class B common stock. In November 2001, we received a favorable determination from the IRS that an intangible asset relating to the access to the AUCS customers was created by the transaction. The intangible asset, that may be amortized in our tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly in the fiscal year ended March 31, 2002, we recorded a deferred tax asset of approximately $171.0 million, representing the deferred tax benefit assuming an estimated 38.5% tax rate. Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to the AUCS customers was valued at the stockholders’ basis of $0. Correspondingly, the $171.0 million credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

At September 30, 2002, the net book value of our deferred tax assets totaled approximately $188.5 million, which was principally comprised of the carrying value of the intangible asset discussed above of approximately $136.9 million and the benefit associated with the losses incurred during the six months ended September 30, 2002 of approximately $30.8 million. We record a valuation allowance to reduce our deferred tax assets to the amount we expect to realize when it is more likely than not, based upon currently available information and other factors, that we will not realize some or all of our deferred tax assets. We base our determination of the need for a valuation allowance on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred tax asset reversals. We charge or credit to income tax expense any adjustments to the valuation allowance in the period in which these determinations are made. If we determine that we would not be able to realize all or a part of our net deferred tax assets in the future, then in accordance with provisions of SFAS No. 109 “Accounting for Income Taxes”, we would charge to income tax expense an adjustment to the deferred tax asset in the period this determination was made. As of September 30, 2002, we have not recorded a valuation allowance to reduce our deferred tax assets.

We believe that the value of the intangible asset discussed above is a critical accounting estimate because it is dependent upon an estimated 38.5% tax rate. If we were to assume a tax rate in the range of 34.5% and 42.5%, the value of the intangible asset would range from $122.6 million to $151.1 million as compared to the recorded amount of $136.9 million as of September 30, 2002.

We believe that our determination not to record a valuation allowance to reduce our deferred tax assets is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recording a valuation allowance would have on the assets reported on our balance sheet would be material.

Our determination not to record a valuation allowance to reduce our deferred tax assets is subject to change because it is based on an estimate of future taxable income in the United States. We estimate that we must generate income taxable in the United States of approximately $16.0 million per year over the amortization and carryforward periods in order to fully utilize the net deferred tax assets. We believe at this time that it is more likely than not that our future United States taxable income will be sufficient to realize the full amount of the net deferred tax assets.

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this disclosure relating to it.

Purchased Bandwidth

We monitor and evaluate the viability of the network service providers from which we have purchased bandwidth. The term “purchased bandwidth” refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and indefeasible rights of use, or IRUs. In instances where the network services provider is determined to be no longer viable and any disruption of service is permanent, we will write-off the remaining net book value of the asset.

Included in our property, equipment and communication lines is purchased bandwidth with a net book value of $244.3 million as of September 30, 2002. Purchased bandwidth with a net book value of approximately $17.5 million as of September 30, 2002 was purchased from four companies, each of which has filed a voluntary petition for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions. We refer to these assets as “at-risk purchased bandwidth.” While none of these companies has completed its bankruptcy proceedings, we believe, based on information available to us, that these bankruptcy proceedings will not affect our purchased bandwidth, and we have not recognized an impairment of the purchased bandwidth as of September 30, 2002. However, if we experience a permanent disruption in services on these facilities as a result of these bankruptcy proceedings, a charge may be recorded to write-off the purchased bandwidth.

During fiscal year 2002 and the first quarter of fiscal year 2003, we wrote-off purchased bandwidth with a net book value of $1.6 million and $40.8 million, respectively. At March 31, 2002, we reported that our additional at-risk purchased bandwidth had a net book value of $44.1 million. Purchased bandwidth with a net book value of $39.7 million at March 31, 2002 is no longer considered to be at risk as the carriers have emerged from bankruptcy proceedings or have otherwise had a change in circumstances such that we believe a permanent disruption of service from these carriers is unlikely. Finally, during the six months ended September 30, 2002, purchased bandwidth acquired from three additional carriers with a net book value of $13.3 million was determined to be at-risk as a result of bankruptcy proceedings.

We believe that our determination not to recognize an impairment of the purchased bandwidth is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment of the purchased bandwidth would have on the assets reported on our balance sheet would be material.

Our determination relating to the value of the purchased bandwidth is subject to change. The bankruptcy court in any of these proceedings may determine that we are not entitled to use of the bandwidth. If this occurs, we would likely experience a permanent disruption in service on that bandwidth and the fair value of the bandwidth would likely be significantly decreased. At that point we would record an impairment charge equal to the net book value of the purchased bandwidth.

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this disclosure relating to it.

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our core network, which had a net book value of $244.3 million as of September 30, 2002. Our current estimates are that the undiscounted cash flows are sufficient to recover its carrying value. However, our estimates of cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our core network or another of our long-lived assets may not be recoverable, we would be required to determine the fair value of that asset and record a loss for the difference between the carrying value and the fair value of that asset.

We believe that our determination not to recognize an impairment loss on our long-lived assets is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment loss would have on the assets reported on our balance sheet would be material.

Our determination relating to the value of the long-lived assets is subject to change because it is based on our estimates of future cash flows. We believe that the undiscounted cash flows are sufficient to recover the carrying value of our long-lived assets.

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this disclosure relating to it.

Valuation Allowance for Revenue Credits and Accounts Receivable

We make estimates of future customer credits for the services provided during the reporting period through the analysis of historical trends and known events. Management judgments and estimates must be made and used in connection with establishing the revenue reserves associated with discounts earned on special customer agreements, billing reserves for pricing changes and customer disputes. Material differences may result in the amount and timing of our revenue adjustments if management projections differ from actual results. Similarly, our management must make estimates regarding the collectibility of our accounts receivable. We specifically analyze accounts receivable including historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

The valuation allowance for revenue credits and accounts receivable was $14.9 million and $22.6 million as of March 31, 2002 and September 30, 2002, respectively. The increase is primarily due to the $6.7 million bad debt expense related to the bankruptcies of several of our resellers.

We believe that our valuation allowance for revenue credits and accounts receivable is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment loss would have on the assets reported on our balance sheet would be material.

Our determination relating to the valuation allowance is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this disclosure relating to it.

Results of Operations

The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying management’s discussion and analysis for the three and six months ended September 30, 2001 and 2002 (dollars in thousands).

Revenues by Service

	Three Months Ended September 30,				Six Months Ended September 30,
	2001		2002		2001		2002
Network Services	$73,754	46%	$76,400	53%	$150,680	45%	$155,683	54%
Consulting, Integration and Provisioning Services	48,907	31%	48,066	34%	96,562	29%	94,059	32%
Applications Services	1,881	1%	2,854	2%	3,885	1%	4,821	2%
Other Communications Services	35,688	22%	15,495	11%	80,957	25%	35,559	12%

Total revenues	$160,230	100%	$142,815	100%	$332,084	100%	$290,122	100%

Revenues by Distribution Channel

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2002	2001	2002
Country representatives (direct channels):
Number of representatives	57	57	57	57
Number of clients	1,515	1,649	1,515	1,649
Country representatives revenues	$95,441	$115,573	$194,687	$229,510
Percent of total revenues	60%	81%	59%	79%
Alternate sales channels:
Number of sales channel partners	26	27	26	27
Number of sales channel partners’ clients	914	448	914	448
Alternate sales channel revenues	$64,789	$27,242	$137,397	$60,612
Percent of total revenues	40%	19%	41%	21%

Revenues by Region

	Three Months Ended September 30,				Six Months Ended September 30,
	2001		2002		2001		2002
Americas	$33,521	21%	$32,454	23%	$73,267	22%	$66,243	23%
Europe, Middle East and Africa (EMEA)	107,776	67%	87,624	61%	223,682	67%	177,562	61%
Asia Pacific	18,933	12%	22,737	16%	35,135	11%	46,317	16%

Total revenues	$160,230	100%	$142,815	100%	$332,084	100%	$290,122	100%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

Revenues by Service—Revenues decreased $17.4 million, or 11%, from $160.2 million in the three months ended September 30, 2001 to $142.8 million in the three months ended September 30, 2002. The decrease in revenues was principally the result of a decrease of $20.2 million in revenues from Other Communications Services and a decrease of $841,000 in revenues from Consulting, Integration and Provisioning Services. The decrease in revenues from Other Communications Services was primarily the result of a $20.3 million decrease in outsourcing services revenues (discussed in more detail below). The modest decrease in Consulting, Integration and Provisioning Services was primarily the result of an $8.4 million decrease in outsourcing services revenues (discussed in more detail below) offset by an increase in global connect services for non-outsourcing clients of approximately $7.6 million. These decreases were slightly offset by an increase in our Network Services of $2.6 million, or 4%, from $73.8 million in the three months ended September 30, 2001 to $76.4 million in the three months ended September 30, 2002.

Outsourcing services revenues decreased $28.8 million, or 72%, from $39.9 million in the three months ended September 30, 2001 to $11.1 million in the three months ended September 30, 2002. This decrease is the result of AUCS clients ceasing to use AUCS services or, to a lesser extent, transitioning to our services on The World Network. The revenues from the 100 clients that were transitioned to The World Network were $5.9 million in the three months ended September 30, 2002. With the termination of the AUCS services agreement on October 1, 2002, we will not receive any additional outsourcing services revenues. Of the $28.8 million decrease in outsourcing services revenues, $20.3 million was in Other Communications Services and $8.4 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of outsourcing services revenues, revenues increased $11.4 million, or 9%, from $120.4 million in the three months ended September 30, 2001 to $131.7 million in the three months ended September 30, 2002. The increase is primarily attributable to Consulting, Integration and Provisioning Services, which increased $7.6 million, or 20%, from $38.0 million in the three months ended September 30, 2001 to $45.6 million in the three months ended September 30, 2002 and to Network Services, which increased $2.6 million, or 4%, from $73.8 million in the three months ended September 30, 2001 to $76.4 million in the three months ended September 30, 2002. The growth included $5.9 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. The increase in Consulting, Integration and Provisioning Services is attributable to an increase in demand for our global connect services that enable our clients, including those that have transitioned from the AUCS platform, to access The World Network and use our Network Services. The increase in Network Services is a result of an increase in client demand, resulting partially from the transition of AUCS clients to our services, offset by the price erosion we experience as existing non-AUCS clients transition to our more cost effective solutions. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that a significant portion of our expected future revenue growth, if any, will come from Network Services and Consulting, Integration and Provisioning Services and that part of this expected revenue growth will come from former outsourcing clients that transition to the Infonet platform and whose revenues were previously reported as outsourcing services revenues.

Revenues by Distribution Channel—Revenues from our country representatives increased $20.1 million, or 21%, from $95.4 million in the three months ended September 30, 2001 to $115.6 million in the three months ended September 30, 2002. Our country representatives remained unchanged at 57 as of September 30, 2001 and 2002. The number of our country representative clients increased 9% from 1,515 as of September 30, 2001 to 1,649 as of September 30, 2002. The increase in the number of clients is net of a decline of 98 outsourcing services clients. Excluding continuing outsourcing services clients, country representative clients increased by 232, from 1,380 as of September 30, 2001 to 1,612 as of September 30, 2002. This growth included substantially all of the 100 clients previously on the AUCS platform that have transitioned to the Infonet platform. These 100 clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing customers transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues, revenues from country representatives increased by $23.0 million, or 25%, from $91.6 million in the three months ended September 30, 2001 to $114.6 million in the three months ended September 30, 2002. This growth included $5.9 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. The remainder of the growth can be attributed to base account growth and new business revenue.

Revenues from our alternate sales channels decreased $37.5 million, or 58%, from $64.8 million in the three months ended September 30, 2001 to $27.2 million in the three months ended September 30, 2002, as a result of a decline in our alternate sales channel partners’ clients from 914 clients as of September 30, 2001 to 448 clients as of September 30, 2002. The decrease represents a decline of 405 outsourcing services clients and 61 non-outsourcing services clients. The decrease in revenues was primarily the result of a decrease of $25.9 million in outsourcing services revenues. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels decreased $11.6 million, or 40%, from $28.7 million in the three months ended September 30, 2001 to $17.1 million in the three months ended September 30, 2002. This decrease is mainly attributable to the financial challenges faced by some of our major alternate sales channels who are telecommunication carriers. While these alternate sales channels have been focusing on the new challenges affecting telecommunication carriers, they have failed to enter into agreements with a sufficient number of new clients to overcome the client attrition that these channels typically experience.

Revenues by Region—Revenues billed on a regional basis in the Asia Pacific region increased by $3.8 million, or 20%, from $18.9 million in the three months ended September 30, 2001 to $22.7 million in the three months ended September 30, 2002. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market. Revenues billed in the EMEA region decreased $20.2 million, or 19%, from $107.8 million in the three months ended September 30, 2001 to $87.6 million in the three months ended September 30, 2002. This decrease is the result of a $28.8 million decrease in outsourcing services revenues. Excluding the effects of outsourcing services revenues, revenues in the EMEA region increased by $8.6 million, or 13%, from $67.9 million in the three months ended September 30, 2001 to $76.5 million in the three months ended September 30, 2002 due to increased sales to existing clients and the addition of new clients. This growth in the EMEA region included $5.9 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Revenues billed in the Americas decreased $1.1 million, or 3%, from $33.5 million in the three months ended September 30, 2001 to $32.5 million in the three months ended September 30, 2002, due primarily to price erosion as customers transition to more cost effective solutions offered by us.

Expenses

Country representative compensation expense decreased $26.3 million, or 47%, from $56.1 million in the three months ended September 30, 2001 to $29.8 million in the three months ended September 30, 2002. Approximately $22.9 million of this decrease is related to decreased outsourcing services expenses, which have decreased along with the outsourcing services revenues. The remaining decrease in expense resulted from a decrease in the rate of our country representative compensation and a shift in revenue growth from our non-consolidated country representatives to our consolidated country representatives, for which we do not recognize county representative compensation.

Bandwidth and related costs decreased $5.2 million, or 16%, from $32.8 million in the three months ended September 30, 2001 to $27.7 million in the three months ended September 30, 2002. Lease expense, the largest component of bandwidth and related costs, decreased $3.1 million, or 14%, from $22.2 million in the three months ended September 30, 2001 to $19.1 million in the three months ended September 30, 2002. The decrease in lease expense was a result of lower pricing in the marketplace. Amortization of purchased bandwidth decreased $1.1 million, from $8.0 million to $6.8 million over the period as a result of the write-off of purchased bandwidth from bankrupt network service providers. See Note 4 in the Notes to the Consolidated Financial Statements.

Network operations expense increased $937,000, or 4%, from $26.0 million in the three months ended September 30, 2001 to $27.0 million in the three months ended September 30, 2002. This increase is primarily attributable to a $1.1 million increase in depreciation expense related to network equipment. The increase in depreciation was partially offset by decreased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses increased $15.2 million, or 27%, from $56.1 million in the three months ended September 30, 2001 to $71.3 million in the three months ended September 30, 2002. This increase was primarily the result of an increase in our sales support expenses for multinational activities, which increased $12.2 million from $20.9 million in the three months ended September 30, 2001 to $33.1 million in the three months ended September 30, 2002 as a result of the increased multinational support related to global connect services that enable our clients to access The World Network. Also contributing to the overall increase was administrative expenses, which increased by $1.7 million, or 26%, from $6.6 million in the three months ended September 30, 2001 to $8.3 million in the three months ended September 30, 2002, and the inclusion of a $2.2 million bad debt expense related to the bankruptcies of several of our resellers. Offsetting these increases, was a decrease in stock-related compensation charges, which decreased $2.1 million, from $4.7 million in the three months ended September 30, 2001 to $2.6 million in the three months ended September 30, 2002 due to the forfeiture of unvested options held by terminated employees and a $1.0 million non-cash charge related to the acceleration of vesting of options of a terminated employee in the prior year.

Operating Loss increased by $2.0 million, from $(10.9) million in the three months ended September 30, 2001 to $(12.9) million in the three months ended September 30, 2002 primarily as a result of the decreased revenues and increased selling, general and administrative expenses discussed above.

Other Income (Expense), net decreased by $3.7 million, from $4.6 million in the three months ended September 30, 2001 to $882,000 in the three months ended September 30, 2002. This reflects a decrease in interest income of $3.1 million, from $6.7 million in the three months ended September 30, 2001 to $3.6 million in the three months ended September 30, 2002, due to lower interest rates and lower cash balances as we used funds for capital expenditures during the second half of fiscal year 2002. Interest expense decreased $681,000, from $2.9 million in the three months ended September 30, 2001 to $2.2 million in the three months ended September 30, 2002, primarily due to lower interest rates. Other, net decreased by $1.3 million primarily because the three months ended September 30, 2002 included foreign exchanges losses of $634,000 compared to $2.5 million of foreign exchanges gains in the same period of the prior year that related primarily to the settlement of euro denominated outsourcing sales and related costs. Other, Net for the three months ended September 30, 2001 also included an impairment loss of approximately $2.0 million related to the reduction of the carrying value of a non-marketable investment.

Provision (Credit) for Income Taxes changed from $(2.9) million in the three months ended September 30, 2001 to $(6.0) million in the three months ended September 30, 2002 primarily because of increased losses. The amount of tax benefit in the current period was diminished by an inability to deduct certain foreign losses.

Net Loss increased from $(3.5) million in the three months ended September 30, 2001 to $(6.2) million in the three months ended September 30, 2002 due to the factors described above.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Revenues

Revenues by Service—Revenues decreased $42.0 million, or 13%, from $332.1 million in the six months ended September 30, 2001 to $290.1 million in the six months ended September 30, 2002. The decrease in revenues was principally the result of a decrease of $45.4 million, or 56%, in revenues from Other Communications Services and a decrease of $2.5 million, or 3%, in revenues from Consulting, Integration and Provisioning Services. The decrease in revenues from Other Communications Services was primarily the result of a $43.1 million decrease in outsourcing services revenues (discussed in more detail below) and an anticipated decline of $3.3 million in our mature X.25 transport services as our clients are migrating to more advanced services. The decrease in revenues from Consulting, Integration and Provisioning Services was primarily the result of a $16.1 million decrease in outsourcing services revenues (discussed in more detail below), offset by an increase in global connect services for non-outsourcing clients of approximately $13.6 million. These decreases were slightly offset by an increase in our Network Services of $5.0 million, or 3%, from $150.7 million in the six months ended September 30, 2001 to $155.7 million in the six months ended September 30, 2002.

Outsourcing services revenues decreased $59.3 million from $87.4 million in the six months ended September 30, 2001 to $28.1 million in the six months ended September 30, 2002. This decrease is the result of AUCS clients ceasing to use AUCS services or, to a lesser extent, transitioning to our services under The World Network. The revenues from the 100 clients that have transitioned to the World Network were $9.3 million in the six months ended September 30, 2002. With the termination of the AUCS services agreement on October 1, 2002, we will not receive any additional outsourcing services revenues. Of the $59.3 million decrease in outsourcing services revenues, $43.1 million was in Other Communications Services and the remaining $16.1 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of outsourcing services revenues, revenues increased $17.3 million, or 7%, from $244.7 million in the six months ended September 30, 2001 to $262.0 million in the six months ended September 30, 2002. The increase is primarily attributable to Consulting, Integration and Provisioning Services, which increased $13.6 million, or 18%, from $73.8 million in the six months ended September 30, 2001 to $87.4 million in the six months ended September 30, 2002. Network Services increased $5.0 million, or 3%, from $150.7 million in the six months ended September 30, 2001 to $155.7 million in the six months ended September 30, 2002. The growth included $9.3 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. The increase in Consulting, Integration and Provisioning Services is attributable to an increase in demand for our global connect services that enable our clients, including those that have transitioned from the AUCS platform, to access The World Network and use our Network Services. The increase in Network Services is a result of an increase in client demand, resulting partially from the transition of AUCS clients to our services, offset by the price erosion we experience as existing non-AUCS clients transition to our more cost effective solutions. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that a significant portion of our expected future revenue growth, if any, will come from Network Services and Consulting, Integration and Provisioning Services and that part of this expected revenue growth will come from former outsourcing clients that transition to the Infonet platform and whose revenues were previously reported as outsourcing service revenues.

Revenues by Distribution Channel—Revenues from our country representatives increased $34.8 million, or 18%, from $194.7 million in the six months ended September 30, 2001 to $229.5 million in the six months ended September 30, 2002. Our country representatives remained unchanged at 57 as of September 30, 2001 and 2002. The number of our country representative clients increased 9% from 1,515 as of September 30, 2001 to 1,649 as of September 30, 2002. The increase in the number of clients is net of a decline of 98 outsourcing services clients. Excluding continuing outsourcing services clients, country representative clients increased by 232, from 1,380 as of September 30, 2001 to 1,612 as of September 30, 2002. This growth included substantially all of the 100 clients previously on the AUCS platform that have transitioned to the Infonet platform. These 100 clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as customers transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues, revenues from country representatives increased by $40.6 million, or 22%, from $186.3 million in the six months ended September 30, 2001 to $226.9 million in the six months ended September 30, 2002. This growth included approximately $9.3 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. The remainder of the growth can be attributed to base account growth and new business revenue.

Revenues from our alternate sales channels decreased $76.8 million, or 56%, from $137.4 million in the six months ended September 30, 2001 to $60.6 million in the six months ended September 30, 2002, as a result of a decline in our alternate sales channel partners’ clients from 914 clients as of September 30, 2001 to 448 clients as of September 30, 2002. The decrease represents a decline of 405 outsourcing services clients and 61 non-outsourcing services clients. The decrease in revenues was primarily the result of a decrease of $53.6 million in outsourcing services revenues. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels decreased $23.2 million from $58.4 million in the six months ended September 30, 2001 to $35.2 million in the six months ended September 30, 2002. This decrease is mainly attributable to the financial challenges faced by some of our major alternate sales channels who are telecommunication carriers. While these alternate sales channels have been focusing on the new challenges affecting telecommunication carriers, they have failed to enter into agreements with a sufficient number of new clients to overcome the client attrition that these channels typically experience.

Revenues by Region—Revenues billed on a regional basis increased in the Asia Pacific region by $11.2 million, or 32%, from $35.1 million in the six months ended September 30, 2001 to $46.3 million in the six months ended September 30, 2002. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market. Revenues billed in the EMEA region decreased $46.1 million, or 21%, from $223.7 million in the six months ended September 30, 2001 to $177.6 million in the six months ended September 30, 2002. This decrease is the result of a $59.3 million decrease in outsourcing services revenues, offset by an increase in revenues of $13.2 million related to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform, and increased sales to existing clients. Excluding outsourcing services revenues, revenues in the EMEA region increased by $13.2 million, or 10%, from $136.3 million in the six months ended September 30, 2001 to $149.5 million in the six months ended September 30, 2002 due to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform, and increased sales to existing clients. This growth in the EMEA region included $9.3 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Revenues billed in the Americas decreased $7.0 million, or 10%, from $73.3 million in the six months ended September 30, 2001 to $66.2 million in the six months ended September 30, 2002 due primarily to price erosion as customers transition to our more cost effective solutions.

Expenses

Country representative compensation expense decreased $49.5 million, or 42%, from $117.5 million in the six months ended September 30, 2001 to $68.0 million in the six months ended September 30, 2002. Approximately $47.7 million of this decrease is the result of decreased outsourcing services expenses, which decreased as outsourcing services revenues declined.

Bandwidth and related costs increased $34.5 million, or 55%, from $62.3 million in the six months ended September 30, 2001 to $96.8 million in the six months ended September 30, 2002. The six months ended September 30, 2002 includes a charge of approximately $40.8 million related to the write-off of the net book value of purchased bandwidth from a bankrupt network service provider. Excluding the write-off, bandwidth and related costs decreased by $6.2 million, or 10%, from $62.3 million in the six months ended September 30, 2001 to $56.1 million in the six months ended September 30, 2002. Lease expense, the largest component of bandwidth and related costs, decreased $5.2 million, or 12%, from $41.9 million in the six months ended September 30, 2001 to $36.7 million in the six months ended September 30, 2002. The decrease in lease expense was a result of lower pricing in the marketplace. Amortization of purchased bandwidth decreased $434,000, from $15.3 million to $14.9 million over the period as a result of the write-off of purchased bandwidth from a bankrupt network service provider. See Note 4 in the Notes to the Consolidated Financial Statements.

Network operations expense increased $1.8 million, or 4%, from $51.7 million in the six months ended September 30, 2001 to $53.5 million in the six months ended September 30, 2002, primarily as a result of a $2.2 million increase in depreciation expense related to network equipment. The increase in depreciation was partially offset by decreased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses increased $28.0 million, or 25%, from $111.3 million in the six months ended September 30, 2001 to $139.3 million in the six months ended September 30, 2002. This increase was primarily the result of an increase in our sales support expenses for multinational activities, which increased $19.0 million, or 46%, from $41.7 million in the six months ended September 30, 2001 to $60.7 million in the six months ended September 30, 2002 as a result off increased multinational support related to global connect services that enable our clients to access The World Network. Also contributing to the overall increase was administrative expenses, which increased by $3.3 million, or 26% from $12.7 million in the six months ended September 30, 2001 to $16.0 million in the six months ended September 30, 2002, and the inclusion of a $6.7 million bad debt expense related to the bankruptcies of several of our resellers. Offsetting these increases, was a decrease in stock-related compensation charges, which decreased $2.6 million, from $8.2 million in the six months ended September 30, 2001 to $5.6 million in the six months ended September 30, 2002 primarily as a result of the forfeiture of unvested options held by terminated employees and a $1.0 million non-cash charge related to the acceleration of vesting of the options of a terminated employee in the prior year.

Operating Loss increased by $56.8 million from $(10.7) million in the six months ended September 30, 2001 to $(67.5) million in the six months ended September 30, 2002 as a result of decreased revenues and increased expenses as discussed above.

Other Income (Expense), net decreased by $3.7 million from $9.7 million in the six months ended September 30, 2001 to $6.0 million in the six months ended September 30, 2002. This reflects a decrease in interest income of $7.2 million, from $15.1 million in the six months ended September 30, 2001 to $7.9 million in the six months ended September 30, 2002, due to lower interest rates and lower cash balances as we used funds for capital expenditures during the second half of fiscal year 2002. Interest expense decreased $1.4 million, from $5.8 million in the six months ended September 30, 2001 to $4.4 million in the six months ended September 30, 2002, primarily due to lower interest rates. Other, Net increased by $2.0 million primarily because the six months ended September 30, 2001 included an impairment loss of approximately $2.0 million related to the reduction of the carrying value of a non-marketable investment.

Provision (Credit) for Income Taxes changed from $(556,000) in the six months ended September 30, 2001 to $(19.2) million in the six months ended September 30, 2002 primarily because of increased losses. The amount of tax benefit was diminished by an inability to deduct certain foreign losses and some U.S. losses for state tax purposes.

Net Loss increased from $(972,000) in the six months ended September 30, 2001 to $(42.6) million in the six months ended September 30, 2002 due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities during the six months ended September 30, 2002 was $33.4 million compared to $58.4 million during the six months ended September 30, 2001. This fluctuation was primarily a result of an increase in net loss of $41.7 million. Additionally, changes in accounts receivable provided cash of $28.5 million in the six months ended September 30, 2002 compared to $38.7 million in the six months ended September 30, 2001. Changes in deferred income taxes was a use of cash of $20.5 million in the six months ended September 30, 2002 compared to a source of cash of $4.5 million in the six months ended September 30, 2001. These changes were partially offset by a write-off of communication lines of $40.8 million during the six months ended September 30, 2002. Net cash provided by investing activities for the six months ended September 30, 2002 was $15.3 million compared to a use of cash of $3.2 million during the six months ended September 30, 2001. This fluctuation was primarily due to a decrease in purchases of property, equipment and communication lines of $100.3 million from $121.9 million in the six months ended September 30, 2001 to $21.6 million in the six months ended September 30, 2002, and a $76.1 million decrease in the net of purchases, proceeds and maturities of securities available for-sale from $121.7 million in the six months ended September 30, 2001 to $45.6 million in the six months ended September 30, 2002. Cash used in financing activities for the six months ended September 30, 2002 was $12.0 million compared to $2.5 million for the six months ended September 30, 2001. This increase was the result of repayments of long-term obligations and purchases of treasury stock during the six months ended September 30, 2002.

In November 2001, our Board of Directors authorized the expenditure of up to $100 million over a two-year period to repurchase shares of our common stock. Under the terms of our senior secured credit facility, we are required to prepay indebtedness under the facility in an amount equal to 50% of purchases of our common stock. During the six months ended September 30, 2002, we spent approximately $5.3 million to purchase approximately 2.4 million shares at an average price of $2.25 per share. As a result, we have repaid approximately $1.2 million in term loans as of September 30, 2002 and are committed to pay approximately $1.5 million in term loans by December 31, 2002.

As of September 30, 2002, we had cash and cash equivalents of $186.3 million, short-term investments of $325.0 million, working capital of $556.1 million and total assets of $1,344.7 million. Indebtedness under our senior secured credit facility totaled $81.4 million as of September 30, 2002 with additional borrowings available under this facility of $99.6 million. Building mortgage indebtedness as of September 30, 2002 totaled $21.4 million.

During the three months ended September 30, 2002, we entered into an agreement whereby we committed to purchase voice services at a minimum level of $7.0 million per year for a three-year period. There were no other material changes to our commitments as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for this fiscal year to approximate $60.0 million. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

Commercial Contracts with Related Parties

Some of our country representatives are related parties where either we hold more than twenty percent but less than fifty percent ownership interest or a country representative is owned, directly or indirectly, by one of our stockholders. In each such case, our agreement with the related party acting as our country representative is our standard services agreement. Additionally, we have alternate sales channel agreements with some of our stockholders that allow these stockholders to resell our services under their brand names or to package them with other services they provide to their customers. These alternate sales channel agreements are generally under the same terms as alternate sales channel agreements we enter into with other communications providers. Finally, from time to time we lease transmission capacity from some of our stockholders where they are existing local carriers. These leases are short term and at tariff rates in regulated markets and at standard market rates in unregulated markets.

New Accounting Pronouncements

On April 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. Total goodwill recorded in the consolidated balance sheet at September 30, 2002 is approximately $1.5 million. Goodwill amortization in the six month period ended September 30, 2001 was approximately $53,000. We do not expect the adoption of SFAS No. 142 to have a significant effect on our financial position or results of operations.

The first step of the transitional goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. During the second quarter, we completed the first step of the transitional goodwill impairment test as required by SFAS No. 142 and determined the fair value of the reporting unit to be in excess of its carrying value. As a result, the second step of the impairment test was unnecessary.

On April 1, 2002, we adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to be Disposed Of”, and addresses the accounting of a component of an entity which has been disposed of and which has been classified as held-for-sale. The adoption of SFAS No. 144 did not have a significant effect on our financial position or results of operations.

SFAS No. 143, “Accounting for Asset Retirement Obligations” which becomes effective for us on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

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

The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 with early application encouraged. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement is not expected to have a significant effect on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and will be effective for us for exit or disposal activities initiated after December 31, 2002. We are currently assessing the effect of the adoption of SFAS No. 146 on our financial position and results of operations.

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

The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of September 30, 2002 are as follows:

	Carrying Amount	Maturity during fiscal year ended March 31,						Fair Value
	9/30/02	2003	2004	2005	2006	2007	Thereafter
Investments
Cash equivalents	$69,938	$—	$—	$—	$—	$—	$—	$69,938
Weighted average interest rate	1.71%
Short-term investments	$324,998	$92,344	$84,030	$53,560	$31,233	$9,635	$54,196	$324,998
Weighted average interest rate	3.97%	3.91%	3.70%	2.99%	4.69%	3.73%	5.08%
Long-Term Debt
Secured bank notes	$81,379	$5,501	$27,475	$14,596	$25,865	$7,942	$—	$81,379
Average interest rate	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%	%
Mortgage loan	$21,405	$851	$1,701	$1,701	$1,701	$1,701	$13,750	$21,405
Average interest rate	3.57%	3.57%	3.57%	3.57%	3.57%	3.57%	3.57%

Under the terms of our senior secured credit facility entered into on August 17, 1999, we are required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to fixed interest rates. We have entered into interest rate swap agreements to fix the interest rates and mitigate our interest rate risk on $45.0 million of the outstanding term loans.

In connection with the mortgage loan related to the purchase of our headquarters facility, we entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk.

The following table sets forth the notional amount, weighted average pay rate, weighted average receive rate, weighted average maturity, range of maturities and the fair value of the interest rate swaps at September 30, 2002 (dollars in thousands):

	Notional Amount	Weighted average pay rate	Weighted average receive rate	Weighted average maturity	Range of maturities	Fair value
Swaps hedging Senior Secured Credit Facility	$45,000	4.52%	1.86%	1 year	6-18 months	$(1,114)
Swap hedging mortgage indebtedness	$21,405	7.59%	3.57%	13 years	12.5 years	$(2,552)

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

Our exposure to exchange rate fluctuations during the first six months of fiscal year 2003 primarily arose from outsourcing services and assignment agreements with AUCS, which are denominated in euros as well as operating costs associated with such agreements. Approximately 10% of our revenues for the six months ended September 30, 2002 were generated from the euro-denominated AUCS agreements. The revenues and the related costs result in a net euro exposure of the gross profit, which is equal to approximately 20% of revenues. The euro-denominated gross profit is offset by other euro-denominated operating costs from our European subsidiaries and generally results in a natural hedge. Also, the incentive fee we believe we have earned in connection with the AUCS management agreement is payable in euros. However, timing of settlement of euro-denominated accounts receivables and payables subjects us to exchange rate risk on settlement of the receivables and payables. Euro-denominated cash, accounts receivable and accounts payable related to the AUCS agreements were a net asset of $8.3 million as of September 30, 2002.

We monitor our exposure to exchange rate fluctuations through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

As of September 30, 2002, we were primarily exposed to the following currencies: the euro, the British pound, and the Australian dollar. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $787,000 as of that date.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation.

PART II:

ITEM 1.    LEGAL PROCEEDINGS

On December 5, 2001, the first of nine complaints alleging securities fraud was filed against Infonet and several of its current and former officers and directors in the United States District Court, Central District of California. The lawsuits have been consolidated under the caption, In re Infonet Services Corporation Securities Litigation, Master File No. 01-10456 NM (CWx). A Consolidated Class Action Complaint was filed on July 3, 2002 on behalf of public investors who purchased Infonet’s securities during the period from December 16, 1999 through August 7, 2001. The Consolidated Class Action Complaint names the following defendants: Infonet; Infonet’s Chief Executive Officer and Chairman, Jose A. Collazo; Infonet’s Chief Financial Officer, Akbar H. Firdosy; certain of Infonet’s current and former Board of Director members: Douglas Campbell, Eric M. De Jong, Morgan Ekberg, Masao Kojima, Joseph Nancoz and Rafael Sagrario; the shareholders of Infonet’s Class A shares: KDDI Corporation, KPN Telecom, Swisscom AG, Telefonica International Holding B.V., Telia AB and Telstra Corporation Ltd.; and the underwriters of Infonet’s initial public offering: Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Inc., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney Inc.

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

On March 1, 2002, the first of three shareholder derivative suits, captioned Paul Benny v. Jose A. Collazo et al., No. BC269140, Los Angeles County Superior Court, was filed in Los Angeles County Superior Court against Infonet as a nominal defendant and current and former members of the Infonet Board of Directors: Jose A. Collazo, Makoto Arai, Douglas Campbell, Eric M. de Jong, Morgan Ekberg, Timothy P. Hartman, Heinz Karrer, Matthew J. O’Rourke and Rafael Sagrario. Two other subsequent shareholder derivative lawsuits were filed, which contained identical allegations, Elizabeth Trantham v. Jose A. Collazo et al., No. BC269340, Los Angeles County Superior Court (filed March 5, 2002), and Iraj Movahedi v. Jose A. Collazo et al., No BC269601, Los Angeles County Superior Court (filed March 8, 2002). On August 23, 2002, the Court entered an order consolidating the three actions and appointing lead counsel. On September 20, 2002, plaintiffs filed a Consolidated Derivative Complaint which added Infonet’s Chief Financial Officer, Akbar H. Firdosy, as a defendant in addition to the defendants named in the original complaints.

The Consolidated Derivative Complaint alleges that the defendants breached their duties toward Infonet either through their alleged participation in, or alleged failure to adequately oversee, the purported conduct and events that are alleged in the securities class action lawsuits described above. The Consolidated Derivative Complaint seeks monetary damages from defendants on behalf of Infonet, as well as equitable and injunctive relief, including the imposition of a constructive trust.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, our Form S-1 registration statement (File No. 333-88799) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 51,282,300 shares of our Class B common stock. The offering commenced on December 16, 1999 and the sale to the public of 51,282,300 shares of common stock at $21.00 per share was completed on December 21, 1999 for an aggregate price of approximately $1.076 billion. The registration statement covered an additional 7,692,342 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These additional shares were purchased on January 13, 2000. The managing underwriters were Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Rothschild, Goldman, Sachs & Co., Lehman Brothers and Salomon Smith Barney. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $38.5 million and other expenses of approximately $2.4 million. Total offering expenses of approximately $40.9 million resulted in net offering proceeds to us of approximately $766.8 million. Specified 10% owners of our Class B common stock sold in the offering and received, net of expenses paid by those owners, an aggregate of $256.4 million. We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

•	The repayment of long-term debt under our credit facility of approximately $60.0 million;

•	The purchase of assets that were under operating leases of approximately $7.0 million;

•	Expansion of our network infrastructure, including purchased bandwidth and continued deployment of our ATM backbone, of approximately $456.0 million;

•	The purchase of an office building to accommodate future growth of approximately $25.3 million;

•	The repurchase of shares of common stock of the Company of approximately $7.9 million;

•	To fund working capital needs of approximately $45.2 million; and

•	For general corporate purposes of $22.5 million.

Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in interest-bearing investment grade securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on August 19, 2002. At the Annual Meeting, the Company’s stockholders elected nine directors to the Company’s Board of Directors and ratified the appointment of Deloitte & Touche LLP to serve as the Company’s independent auditor for the fiscal year 2003. At the Annual Meeting, a total of 1,908,913,285 votes were represented in person or by proxy, representing 99.31% of the 1,922,182,698 eligible votes of common stock outstanding and entitled to vote. Each Class B common share is entitled to one vote on all matters, while each Class A common share is entitled to ten votes on all matters, except for the election of the Class B common share directors, in which the Class A common shares do not vote. As of the record date, 469,552,476 of our Common Shares representing 1,922,182,698 votes were outstanding, of which 161,403,358 were Class A common shares representing 1,614,033,580 votes and 308,149,118 were Class B common shares representing 308,149,118 votes. The proposals considered at the Annual Meeting were voted on as follows:

1.	Election of Directors. Proposal to elect nine directors to hold office until the 2003 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Nominee	Affirmative Votes Class A	Affirmative Votes Class B
Jose A. Collazo	1,614,033,580	289,797,579

Douglas C. Campbell	1,614,033,580	290,620,138

Eric M. de Jong	1,614,033,580	290,606,825

Per-Eric Fylking	1,614,033,580	290,606,041

Yuzo Mori	1,614,033,580	289,459,914

Hanspeter Quadri	1,614,033,580	290,604,673

Jose Manuel Santero	1,614,033,580	289,464,929

Timothy P. Hartman	N/A	290,613,460

Matthew J. O’Rourke	N/A	289,469,328

2.
Ratification of the Independent Auditor.    Proposal to ratify Deloitte & Touche LLP to serve as the Company’s independent auditor for the fiscal year 2003. The proposal was approved by 1,907,248,755 votes in favor, 1,606,933 votes against and 57,597 votes abstaining.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.	See Exhibit Index.

B.	Except as set forth below, no reports on Form 8-K were filed by registrant during the quarter for which this report is filed:

On August 12, 2002 we filed a current report on Form 8-K which contained the certifications of our chief executive officer and chief financial officer, as required under 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFONET SERVICES CORPORATION

By:	/S/ AKBAR H. FIRDOSY

Akbar H. Firdosy Chief Financial Officer (Duly Authorized Officer)

Date: November 12, 2002

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER

I, José A. Collazo, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Infonet Services Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JOSÉ A. COLLAZO
José A. Collazo Chairman of the Board, President and Chief Executive Officer

CHIEF FINANCIAL OFFICER

I, Akbar H. Firdosy, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Infonet Services Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ AKBAR H. FIRDOSY
Akbar H. Firdosy Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
9.1	Form of Amended and Restated Stockholders Agreement(1)
10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(2)
10.1(b)	Form of Incentive Stock Option Award Agreement(2)
10.1(c)	Form of Stock Option Award Agreement(2)
10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(3)
10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(3)
10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(10)
10.3	Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002)
10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)
10.3(b)	Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002)
10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)
10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(3)
10.7	Senior Secured Credit Agreement, dated as of August 17, 1999(1)
10.7(a)	Amendment No. 1 to Senior Secured Credit Agreement, dated as of April 20, 2000(4)
10.7(b)	Amendment No. 2 to Senior Secured Credit Agreement, dated as of September 29, 2000(5)
10.7(c)	Amendment No. 3 to Senior Secured Credit Agreement, dated as of December 11, 2001(10)
10.8	Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001(6)
10.10	Standard Infonet Services Agreement(1)
10.11	Capacity Right of Use Agreement with FLAG Limited dated as of June 25, 1999(1)
10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(6)
10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(8)
10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)
10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)
10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors and Senior Employees(3)
10.18(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees
10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of July 1, 2001)(6)
10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(6)
10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(7)
10.24	Term Note executed by Infonet Services Corporation in favor of Wells Fargo Bank, National Association(11)
10.25	Deed of Trust and Assignment of Rents and Leases executed by Infonet Services Corporation for the benefit of Wells Fargo Bank, National Association(11)
10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(12)
10.27	AUCS Termination and Transition Agreement, dated as of September 30, 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-70320), as amended.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.