Form 10-Q
period 2002-12-31
INFONET SERVICES CORP
filed 2003-02-10
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 7, 2003, the registrant had the following number of shares outstanding:

Class A common stock: 161,403,358

Class B common stock: 306,023,301

PART I

ITEM 1.    FINANCIAL STATEMENTS

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except per Share Amounts)

	March 31, 2002	December 31, 2002
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$147,180	$132,979
Short-term investments	370,591	349,148
Accounts receivable, net	130,748	109,372
Deferred income taxes	24,773	22,370
Prepaid expenses	20,721	21,319
Other current assets	33,650	22,181

Total current assets	727,663	657,369

Property, Equipment And Communication Lines, Net	494,401	432,197
Deferred Income Taxes	142,699	158,290
Intangible and other Assets, Net	45,376	50,207

Total Assets	$1,410,139	$1,298,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$10,315	$1,701
Current portion of capital lease obligations	2,727	2,597
Accounts payable	51,185	31,448
Network communications	24,927	27,737
Accrued salaries and related benefits	18,947	19,583
Income taxes payable	4,669	5,444
Advance billings	26,996	25,235
Deferred installation revenues	10,714	10,994
Other accrued expenses	19,440	31,839

Total current liabilities	169,920	156,578

Deferred Revenue And Compensation	35,849	34,072
Capital Lease Obligations, Less Current Portion	6,227	4,445
Long Term Obligations, Less Current Portion	98,902	19,278
Minority Interest	1,450	1,700
Commitments and Contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share:
400,000 shares authorized; 364,160 shares issued as of March 31, 2002 and December 31, 2002 and 161,403 shares outstanding as of March 31, 2002 and December 31, 2002; 202,757 shares held in treasury	66,078	66,078
Class B common stock $0.01 par value per share:
600,000 shares authorized; 310,287 and 311,030 shares issued as of March 31, 2002 and December 31, 2002; 1,171 and 4,860 shares held in treasury as of March 31, 2002 and December 31, 2002	1,174,577	1,185,701
Treasury stock, at cost, 203,928 and 207,617 shares as of March 31, 2002 and December 31, 2002	(123,753)	(131,965)
Notes receivable from issuance of common stock	(8,577)	(8,632)
Accumulated deficit	(5,827)	(30,235)
Accumulated other comprehensive income (loss)	(4,707)	1,043

Total stockholders’ equity	1,097,791	1,081,990

Total Liabilities and Stockholders’ Equity	$1,410,139	$1,298,063

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2002	2001	2002
Services Revenues, Net	$155,100	$141,588	$487,184	$431,710
Management Contract Incentive Fee	—	56,706	—	56,706

Total Revenues	155,100	198,294	487,184	488,416
Expenses:
Country representative compensation	48,548	25,457	166,079	93,439
Bandwidth and related costs	30,850	32,325	93,159	129,143
Network operations	25,266	33,417	76,917	86,915
Selling, general and administrative	59,148	75,118	170,481	214,448

Total expenses	163,812	166,317	506,636	523,945

Operating Income (Loss)	(8,712)	31,977	(19,452)	(35,529)

Other Income (Expense):
Interest income	5,135	3,254	20,231	11,177
Interest expense	(3,012)	(1,773)	(8,857)	(6,216)
Other, net	(515)	384	(85)	2,855

Total other income net	1,608	1,865	11,289	7,816

Income (Loss) Before Provision For Income Taxes, Minority Interest And Extraordinary Item	(7,104)	33,842	(8,163)	(27,713)
Provision For Income Taxes	1,593	13,959	1,037	(5,230)

Income (Loss) Before Minority Interest And Extraordinary Item	(8,697)	19,883	(9,200)	(22,483)
Minority Interest	111	39	580	310

Income (Loss) Before Extraordinary Item	(8,808)	19,844	(9,780)	(22,793)
Extraordinary Item, Net Of Income Tax Of $1,014	—	1,615	—	1,615

Net Income (Loss)	(8,808)	18,229	(9,780)	(24,408)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(540)	1,726	212	5,686
Unrealized gains (losses) on securities, net of income tax	(1,186)	267	(150)	1,095
Cumulative effect of accounting change, net of income tax	—	—	(544)	—
Unrealized gain (loss) on derivative instrument, net of income tax	534	690	(518)	(1,031)

Total other comprehensive income (loss), net	(1,192)	2,683	(1,000)	5,750

Comprehensive Income (Loss)	$(10,000)	$20,912	$(10,780)	$(18,658)

Basic And Diluted Earnings (Loss) Per Common Share	$(0.02)	0.04	$(0.02)	(0.05)

Basic Weighted Average Number Of Common Shares Outstanding	471,109	468,240	470,976	469,634
Diluted Weighted Average Number Of Common Shares Outstanding	471,109	468,436	470,976	469,634

See accompanying notes to consolidated financial statements

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended December 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,780)	(24,408)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,560	58,103
Amortization of debt acquisition costs	525	488
Write-off of communication lines	—	40,757
Extraordinary item, net of tax of $1,014	—	1,615
Loss on non-marketable investment	2,000	1,041
Stock-based compensation charge	12,613	9,980
Loss on disposal of property, equipment and communication lines	2	335
(Discount) Premium amortization on marketable securities	(153)	3,883
Realized gain on marketable securities	(1,934)	(1,648)
Deferred income taxes	13,586	(13,236)
Minority interest	599	250

Changes in operating assets and liabilities:
Accounts receivable, net	58,008	24,732
Prepaid expenses	1,045	350
Other current assets	(15,067)	11,055
Accounts payable	(33,662)	(19,642)
Network communications	5,923	3,839
Accrued salaries and related benefits	784	(149)
Income taxes payable	(12,803)	214
Advance billings	(723)	(2,185)
Other accrued expenses	2,968	7,741
Deferred revenue and compensation	(4,853)	(275)
Purchases of trading securities	(16,471)	(9,096)
Proceeds from sales of trading securities	24,709	9,058
Other operating activities	674	(8)

Net cash provided by operating activities	83,550	102,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(157,994)	(36,852)
Proceeds from sale of property, equipment and communication lines	102	164
Purchases of securities available-for-sale	(243,129)	(297,329)
Proceeds from sales of securities available-for-sale	216,355	221,570
Maturities of securities available-for-sale	138,502	96,750
Acquisition of business, net of cash acquired	204	—
Other investing activities	(326)	(8,073)

Net cash used in investing activities	(46,286)	(23,770)

(Table continued on following page)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended December 31,
	2001	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term obligations	$(2,401)	$(88,238)
Repayments of capital lease obligations	(2,326)	(1,912)
Net proceeds from issuance of common stock	1,740	1,145
Repayments of notes receivable from issuance of common stock	55	164
Purchases of treasury stock	—	(8,212)
Costs directly related to capital transactions	(2,420)	—

Net cash used in financing activities	(5,352)	(97,053)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	73	3,828

Net Increase (Decrease) In Cash And Cash Equivalents	31,985	(14,201)
Cash And Cash Equivalents, Beginning Of Period	137,599	147,180

Cash And Cash Equivalents, End Of Period	$169,584	$132,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$14,567	$1,681
Interest	$7,238	$6,167
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$1,536	$1,326
Acquisitions of equipment accrued but not yet paid	$3,625	$819

The Company has entered into an interest swap agreement to mitigate interest rate risk. For the nine months ended December 31, 2001 and 2002 the change in the fair value of derivative instruments resulted in a pre-tax charge to other comprehensive income and other accrued expenses of approximately $853,000 (approximately $518,000, net of tax) and approximately $1.7 million (approximately $1.0 million net of tax), respectively.

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.     Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission (the “Commission”) on June 27, 2002. Certain items have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 29, 2002 as the year ended March 31, 2002, and the 13- and the 39-week periods ended December 28, 2001 and December 27, 2002 as the three and nine months ended December 31, 2001 and December 31, 2002, respectively.

Note 2.     Derivative Financial Instruments

Under the terms of its $250,000,000 Senior Secured Credit Facility, the Company was required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to fixed interest rates. The Company entered into interest swap agreements to fix the interest rates and mitigate interest rate risk. In conjunction with the repayment of the indebtedness under the Senior Secured Credit Facility and termination thereof on December 20, 2002, the interest rate swap agreements were terminated during the three months ended December 31, 2002. In connection with the mortgage agreement related to the purchase of the Company’s headquarters facility, the Company entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. The Company designated the swaps as cash flow hedges pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended.

For the nine months ended December 31, 2001, the change in fair value of derivative instruments resulted in a pre-tax charge to Other Comprehensive Income (“OCI”) of approximately $853,000 (approximately $518,000, net of tax). For the nine months ended December 31, 2002, the change in fair value of derivative instruments resulted in a pre-tax charge to OCI of approximately $1.7 million (approximately $1.0 million, net of tax). For the nine months ended December 31, 2002, $563,000 net of tax was reclassified to earnings resulting from the termination of cash flow hedges. As of December 31, 2002, the amount to be reclassified from OCI into earnings during the next 12 months is expected to be approximately $208,000.

Note 3.     New Accounting Pronouncements

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. Total goodwill recorded in the consolidated balance sheet at December 31, 2002 is approximately $1.5 million. Goodwill amortization in the nine month period ended December 31, 2001 was approximately $79,000. The Company does not expect the adoption of SFAS No. 142 to have a significant effect on its financial position or results of operations.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the nine months ended December 31, 2002, no intangibles were acquired, impaired or disposed. Intangibles consisted of the following (in thousands):

	Weighted Average Lives	March 31, 2002			December 31, 2002
		Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Purchased technology	5	$6,600	$(2,200)	$4,400	$6,600	$(3,190)	$3,410
Other	20	1,681	(1,595)	86	1,681	(1,598)	83

Total		$8,281	$(3,795)	$4,486	$8,281	$(4,788)	$3,493

Total amortization expense for the nine months ended December 31, 2002 was approximately $993,000. At December 31, 2002, estimated future amortization expense is as follows: approximately $331,000 for the remaining three months of fiscal year 2003 and approximately $1.3 million, $1.3 million, $446,000, $6,000 and $55,000 for fiscal years 2004, 2005, 2006, 2007 and thereafter, respectively.

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

On April 1, 2002, the Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses the accounting of a component of an entity which has been disposed of and which has been classified as held-for-sale. The adoption of SFAS No. 144 did not have a significant effect on the Company’s financial position or results of operations.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the effect of the adoption of EITF Issue No. 00-21 on its financial position and results of operations.

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of this interpretation as required.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The voluntary transition provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 become effective for the Company on April 1, 2003. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a majority of its expected residual returns, or both, as a result of holding variable interest, which are the ownership, contractual, or other pecuniary interest in the entity. The consolidation requirements of FIN 46 will apply immediately to variable interest in a variable interest entity created after January 31, 2003. The disclosure requirements of FIN 46 become effective for the Company for all financial statements issued after January 31, 2003 if it was reasonably possible that the Company would consolidate or disclose information about a variable interest entity when FIN 46 becomes effective for the Company on July 1, 2003. The Company is currently assessing the impact of the adoption of FIN 46 on its financial position and results of operations.

Note 4.    Consolidated Balance Sheet Components

Certain balance sheet components are as follows (in thousands):

	March 31, 2002	December 31, 2002
Property, equipment and communication lines:
Communications, computer and related equipment	$277,870	$306,978
Communication lines	351,575	301,611
Land, buildings and leasehold improvements	76,291	77,538
Furniture and other equipment	17,091	18,696

Total	722,827	704,823
Less accumulated depreciation and amortization	228,426	272,626

Property, equipment and communication lines, net	$494,401	$432,197

Other assets, net:
SERP minimum pension liability	$1,366	$1,366
IDIP assets	12,678	11,615
Unamortized debt issuance costs	2,148	—
Deferred installation costs, net	15,124	14,710
Unconsolidated non-marketable investments	2,158	12,205
Goodwill	1,468	1,468
Intangible assets, net	4,486	3,493
Employees loan receivable and interest	1,975	2,014
Other	3,973	3,336

Total	$45,376	$50,207

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 10 to 25 years.

The Company had purchased bandwidth with a net book value of approximately $40.8 million as of June 30, 2002 from a network service provider and its affiliates, each of which was in bankruptcy proceedings as of June 30, 2002. These service providers subsequently shut down operations and, as a result, the services they were providing for the Company under the purchased bandwidth agreements were disrupted. The Company determined that the service disruption was permanent and concluded to write-off the net book value of the purchased bandwidth at June 30, 2002. This write-off resulted in a charge to the Company’s results of operations of approximately $40.8 million which is included in bandwidth and related costs in the consolidated statement of operations for the nine months ended December 31, 2002.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended December 31, 2002, the Company made a payment of $7.0 million for a 40% interest in a company that is accounted for by the Company under the equity method. The Company is committed to pay an additional $3.0 million in connection with this investment.

Equity losses on investments accounted for under the equity method of $1.0 million are included in other expense in the accompanying consolidated statement of operations for the nine months ended December 31, 2002.

Note 5.    Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of potential common stock.

At December 31, 2001 and 2002, the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock had an antidilutive effect on the reported loss per share for the nine months ended December 31, 2001 and 2002 and the three months ended December 31, 2001, and no effect on the reported income per share for the three months ended December 31, 2002. Consequently, reported basic and diluted earnings per share are the same amount for the three and nine month periods ended December 31, 2001 and 2002. Options to purchase approximately 25.4 million and approximately 26.8 million shares of common stock were outstanding at December 31, 2001 and 2002, respectively, which were not included in the computation of diluted earnings per share in the periods with reported losses because to do so would have been antidilutive, and had no effect on the computation for the three months ended December 31, 2002.

Note 6.    Income Taxes

The Company recorded a tax benefit in the nine months ended December 31, 2002 at an effective tax rate of approximately 18.9%. The Company’s effective tax rate for the three months ended December 31, 2002 was 41.2%. These rates differ from the U.S. federal statutory tax rate primarily because of an inability to deduct incentive stock option charges and the adverse effect of state and foreign loss utilization rules.

At December 31, 2002, the Company’s net deferred tax assets totaled approximately $180.7 million, which are principally comprised of the intangible asset resulting from the 1999 AUCS transactions and the benefit associated with the losses incurred during the prior year and the nine months ended December 31, 2002. Though realization of the Company’s deferred tax assets is not assured, management believes that it is more likely than not that all deferred tax assets at December 31, 2002 will be realized. If, however, the Company’s estimates of the realizability of the deferred tax asset were to change, the carrying value of those deferred tax assets could be reduced through a charge to income.

Note 7.     Long-term debt

In December 2002, the Company repaid all of its debt outstanding, amounting to $81.4 million, and terminated all unfunded commitments under its $250,000,000 Senior Secured Credit Facility. As a result of this early extinguishment, maximum borrowing available to the Company under the Senior Secured Credit Facility was reduced by $171.4 million. The write-off of unamortized debt issuance costs and other costs associated with termination of the credit facility totaling $1.6 million, net of tax, is reported as an extraordinary item in the three month period ended December 31, 2002.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Segment Information

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

The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2002	2001	2002
Reportable segments:
Revenues:
Direct	$100,076	$181,482	$294,763	$410,992
Alternate	55,024	16,812	192,421	77,424

Total	$155,100	$198,294	$487,184	$488,416

Operating contributions:
Direct	$40,131	$101,990	$120,403	$192,265
Alternate	16,363	7,559	58,554	22,957

Total	$56,494	$109,549	$178,957	$215,222

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2001	2002
Total Assets:
Direct	$99,021	$117,154
Alternate	35,074	9,617

Total	$134,095	$126,771

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2002	2001	2002
Reconciliations:
Operating contribution from reportable segments	$56,494	$109,549	$178,957	$215,222
Core network, overhead and other non-allocable costs	(63,598)	(75,707)	(187,120)	(242,935)

Loss before credit for income taxes, minority interests and Extraordinary item	$(7,104)	$33,842	$(8,163)	$(27,713)

	As of December 31,
	2001	2002
Total assets of reportable segments	$134,095	$126,771
Core network, corporate and other non-allocable assets	1,279,905	1,171,292

Total assets	$1,414,000	$1,298,063

Note 9.    Stock Incentive Plans

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

Note 10.    Stockholders’ Equity

The Company’s Board of Directors has approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period commencing November 2001. These repurchases have been and will be made in the open market or privately negotiated transactions and in compliance with the Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of stock and acquisitions may be suspended at any time at the Company’s discretion. For the nine months ended December 31, 2002 the Company repurchased 3,688,500 shares at an aggregate cost of approximately $8.2 million.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Commitments and Contingencies

Purchased bandwidth with a net book value of approximately $14.7 million at December 31, 2002 had been purchased from network service providers which filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions on or before December 31, 2002, and which have not yet completed these bankruptcy proceedings. Of the amounts reported as of June 30, 2002, such service providers from whom the Company had purchased bandwidth with a net book value of approximately $53.9 million as of June 30, 2002, have since emerged out of or completed the bankruptcy proceedings.

Information available to the Company as of December 31, 2002 indicates that it is more likely than not that the network services obtained from those providers who had not yet completed their bankruptcy proceedings as of December 31, 2002 will continue to be provided under the original terms of each of the agreements. The Company is of the opinion that the carrying values of the related assets are not impaired. The Company will continue to monitor the situation and will record a charge if events or changes in circumstances indicate that the carrying value of the assets is no longer realizable.

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

The Company has a contract with a vendor which contains a minimum revenue commitment to the vendor over a five-year period for approximately $14 million. The contract provides for an early termination for convenience with a termination fee that declines over the period of the contract. The contract expires on December 14, 2006. At December 31, 2002, the aggregate remaining revenue commitment under the contract was $11.0 million and the fee for early termination for convenience by the Company was approximately $5.1 million.

During the nine months ended December 31, 2002, the Company entered into an agreement with a vendor whereby it committed to purchase voice services at a minimum level of $7.0 million per year for a three-year period.

The Company is obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between the Company and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at December 31, 2002 is approximately $22.1 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Management Contract Incentive Fee

On September 30, 1999, the Company entered into various agreements with AUCS Communication Services N.V. (“AUCS”), Unisource (the then owner of AUCS) and KPN, Swisscom and Telia, each of which is a Class A stockholder of the Company. These agreements are described more thoroughly in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. Among the agreements was a three-year management agreement (the “Management Agreement”), which terminated as scheduled on October 1, 2002.

The Management Agreement provides for an incentive fee payment payable upon the termination of the Management Agreement based upon the Company’s achieving certain performance criteria. In accordance with the terms of the Management Agreement, the Company has presented a claim for the incentive fee. Of the amount claimed, the Company received and recognized as revenue an interim payment of $56.7 million (Euro 56.0 million) on December 15, 2002. The remaining amount of the incentive fee is subject to final verification and agreement by the parties. The Company will recognize any remaining amount as revenue when it becomes fixed and determinable, which is expected to occur by March 31, 2003.

In order to memorialize the planned termination of the Management Agreement and related agreements, the Company entered into a termination and transition agreement as of September 30, 2002. The agreement provides for among other things: (i) the provision of certain services by the Company to a related party and by a related party to the Company for a limited period of time beginning October 1, 2002 and continuing through April 2003, in order to ensure a smooth transition after the termination of the Management Agreement and (ii) the terms of payment of certain fees and costs related to the termination and transition arrangements. The Company also, during the three months ended December 31, 2002, purchased certain network equipment for approximately $1.5 million from a related party.

Note 13.    Subsequent Events

On January 27, 2003, the Company exercised a call option to purchase a 10% equity interest in a company that provides wireless roaming services to multinationals for $10 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

              RESULTS OF OPERATIONS

The following discussion and analysis of our financial position and operating results for the third quarter of the fiscal year ended March 31, 2003 updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. You should also read this discussion together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

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

AUCS

As described more thoroughly in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, in September 1999, we became party to several agreements with AUCS Communications Services N.V. (“AUCS”), Unisource, the then owner of AUCS (Unisource has since been liquidated), and three of our stockholders, KPN, Swisscom and Telia, who are the owners of AUCS. As part of our arrangement regarding AUCS, we assumed obligations to provide various services to the clients served on the AUCS platform. We obtained the services from AUCS under a services agreement that provided us a gross margin of approximately 20% on the provision of these services. The revenues and expenses resulting from this arrangement are referred to throughout this discussion as outsourcing services revenues and expenses. These agreements regarding AUCS terminated as scheduled as of October 1, 2002. As a result of the termination of these agreements, we no longer receive any outsourcing services revenues.

Over the past three years, outsourcing services revenues have been reported in Consulting, Integration & Provisioning Services (for access related services) and Other Communications Services (for all other services). Some of the clients previously on the AUCS platform have transitioned to the Infonet platform. To the extent the business has transitioned onto the Infonet platform, these revenues are no longer reflected in Other Communications Services, but instead are reported in the appropriate product-based category. Access related services for the transitioned clients continue to be reported in Consulting, Integration and Provisioning Services. In addition, the revenues and the number of clients generally shifted from alternate sales channels to country representatives (direct channel). Revenues by region were not affected by the transition because revenues from these clients when they were reported as outsourcing services were included in the EMEA region and continue to be included in the EMEA region after the transition to our platform.

The expense related to outsourcing services revenues had been paid at approximately 80% of the revenues received from clients using the AUCS platform and had been reported as country representative compensation. To the extent that transitioned business is managed by our non-consolidated country representatives, we make country representative compensation payments, based on current agreements, to the respective country representative. To the extent the business is sold through alternate channels, there is no country representative compensation, but we now incur incremental expense for multinational support. Additionally, the incremental Bandwidth and Related, Network Operations, and Sales, General, and Administrative expenses associated with these revenues are also included in the appropriate category.

In addition to the outsourcing arrangement regarding AUCS, we entered into a three-year management agreement with AUCS that also terminated as scheduled on October 1, 2002. Under the management agreement, we earned an annual fee equal to 1.5% of the outsourcing services revenues, subject to a defined maximum. During fiscal years 2001 and 2002, we recognized approximately $3.7 million and $4.0 million, respectively, in management fees. We recognized significantly less than this amount in fiscal year 2003 because the management agreement was only in effect for six months of fiscal year 2003. We recognized approximately $1.6 million in management fees during the nine months ended December 31, 2002.

The management agreement also provided for an incentive payment payable upon termination of the management agreement based upon our achieving certain performance criteria. The incentive payment will equal the amount by which AUCS Entities Adjusted EBITDA Losses (as defined in the management agreement) for the period from October 1, 1999 to September 30, 2002 is less than Euro 295.3 million. The AUCS Entities Adjusted EBITDA Losses are subject to final determination, including an audit process, which may affect the ultimate amount of AUCS Entities Adjusted EBITDA Losses and which is expected to be finalized on or before March 15, 2003. We entered into a termination agreement memorializing the termination of the management agreement and related agreements, effective as of September 30, 2002. In accordance with the terms of the management agreement, we have presented a claim for the incentive fee. We have received a partial payment of $56.7 million (Euro 56.0 million) during the three months ended December 31, 2002. As a result, we recognized a $56.7 million incentive fee as revenues during the three months ended December 31, 2002. The interim payment is based on 80% of the provisional payment due to us, which was calculated based on a Euro 70.0 million baseline number after a preliminary review of the financial statements. The remaining payment is subject to final verification and agreement by the parties. We will recognize the remaining payment, if any, as revenue when it becomes fixed and determinable, which is expected to occur by March 31, 2003.

Pursuant to the termination agreement, we also made certain transition and other arrangements related to human resources support, administration and invoicing policies and assumed certain contracts and licenses. Separately, we purchased various network equipment located across Europe from the AUCS business for approximately Euro 1.5 million (approximately $1.5 million) during the nine months ended December 31, 2002.

As of December 31, 2002, we have transitioned 237 customers from the AUCS platform to our services, substantially all of which were transitioned during the nine months ended December 31, 2002. The revenues generated from transitioned clients during the three and nine months ended December 31, 2002 were approximately $17.9 million and $27.1 million, respectively. The 237 transitioned clients include 54 customers who, over the course of our outsourcing arrangement regarding AUCS, had also become our clients by purchasing Infonet services. This resulted in a net increase of 183 Infonet clients. During prior periods, most of the revenues from these 237 clients were reported as outsourcing services revenues.

As clients transitioned from the AUCS platform to our services, revenues and the number of clients by channel generally shifted from alternate sales channels to country representatives (direct channels). As of December 31, 2002, we no longer have outsourcing services clients, compared to 676 outsourcing services clients (135 direct channel clients and 541 alternate sales channel clients) as of December 31, 2001. The 541 decrease in alternate sales channel clients includes 183 clients that transitioned to our services and primarily became non-outsourcing services direct channel clients.

Price Erosion

As a result of increasing competition in the markets we serve, our customers frequently transition to different and more cost effective solutions offered by us when they renew their contracts. As a result, we may provide comparable services to our customers at the same or reduced prices under the renewed contracts. We refer to this as price erosion. For the nine months ended December 31, 2002, we estimate our price erosion of multi-year contracts up for renewal to have been approximately 20% on average, a figure greater than we have historically seen. The price erosion on some renewals, depending on the size and needs of the client, has been greater than 20%. We expect this trend of historically high price erosion to continue for at least the near-term.

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

Deferred Tax Asset

During the year ended March 31, 2001, we filed a request for determination from the Internal Revenue Service, or IRS, regarding the propriety of the establishment of an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which we obtained access to the clients of these stockholders using the AUCS platform in exchange for the issuance to the three stockholders of 47.84 million shares of our Class B common stock and cash of $40 million. In November 2001, we received a favorable determination from the IRS that an intangible asset relating to the access to these clients was created by the transaction. The intangible asset, that may be amortized in our tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly, in the fiscal year ended March 31, 2002, we recorded a deferred tax asset of approximately $171.0 million, representing the deferred tax benefit assuming an estimated 38.5% tax rate. Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to the clients was valued at the stockholders’ basis of $0. Correspondingly, the $171.0 million credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

At December 31, 2002, the net book value of our deferred tax assets totaled approximately $180.7 million, which was principally comprised of the carrying value of the intangible asset discussed above of approximately $134.1 million and the benefit associated with net operating loss carry forwards of approximately $25.4 million. We record a valuation allowance to reduce our deferred tax assets to the amount we expect to realize when it is more likely than not, based upon currently available information, that we will not realize some or all of our deferred tax assets. We base our determination of the need for a valuation allowance on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred tax asset reversals. We charge or credit to income tax expense any adjustments to the valuation allowance in the period in which these determinations are made. If we determine that we would not be able to realize all or a part of our net deferred tax assets in the future, then in accordance with provisions of SFAS No. 109 “Accounting for Income Taxes”, we would charge to income tax expense an adjustment to the deferred tax asset in the period this determination was made.

We believe that the value of the intangible asset discussed above is a critical accounting estimate because it is dependent upon an estimated 38.5% tax rate. If we were to assume a tax rate in the range of 34.5% and 42.5%, the value of the intangible asset would range from $119.9 million to $147.7 million as compared to the recorded amount of $134.1 million as of December 31, 2002.

We believe that our determination not to record a valuation allowance to reduce our deferred tax assets is a critical accounting estimate because it is susceptible to change and depends upon events that are remote in time and may or may not occur, and because the impact that recording a valuation allowance would have on the assets reported on our balance sheet would be material.

Our determination not to record a valuation allowance to reduce our deferred tax assets is subject to change because it is based on an estimate of future taxable income in the United States. We estimate that we must generate income taxable in the United States of approximately $16 million per year over the amortization and carryforward periods in order to fully utilize the net deferred tax assets. We believe at this time that it is more likely than not that our future United States taxable income will be sufficient to realize the full amount of the net deferred tax assets.

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this disclosure relating to it.

Purchased Bandwidth

We monitor and evaluate the viability of the network service providers from which we have purchased bandwidth. The term “purchased bandwidth” refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and indefeasible rights of use, or IRUs. In instances where the network service provider is determined to be no longer viable and any disruption of service is permanent, we will write-off the remaining net book value of the asset.

Included in our property, equipment and communication lines is purchased bandwidth with a net book value of $237.3 million as of December 31, 2002. Purchased bandwidth with a net book value of approximately $14.7 million as of December 31, 2002 was purchased from three companies, each of which has filed a voluntary petition for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions. We refer to such assets as “at-risk purchased bandwidth.” While none of these companies has completed its bankruptcy proceedings, we believe, based on information available to us, that these bankruptcy proceedings will not affect our purchased bandwidth, and we have not recognized an impairment of the purchased bandwidth as of December 31, 2002. However, if we experience a permanent disruption in services on these facilities as a result of these bankruptcy proceedings, a charge may be recorded to write-off the at-risk purchased bandwidth.

During fiscal year 2002 and the first quarter of fiscal year 2003, we wrote-off purchased bandwidth with a net book value of $1.6 million and $40.8 million, respectively. At March 31, 2002, we reported that our additional at-risk purchased bandwidth had a net book value of $44.1 million. This purchased bandwidth (other than bandwidth we previously have written off) is no longer considered to be at risk as the carriers have emerged from bankruptcy proceedings or have otherwise had a change in circumstances such that we believe a permanent disruption of service from these carriers is unlikely. Finally, during the nine months ended December 31, 2002, purchased bandwidth acquired during prior periods from three additional carriers with a net book value of $14.7 million as of December 31, 2002 was determined to be at-risk as a result of bankruptcy proceedings.

We believe that our determination not to recognize an impairment of the at-risk purchased bandwidth is a critical accounting estimate because it is susceptible to change and depends upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment of the at-risk purchased bandwidth would have on the assets reported on our balance sheet would be material.

Our determination relating to the value of the purchased bandwidth is subject to change. The bankruptcy court in any of these proceedings may determine that we are not entitled to use of the bandwidth. If this occurs, we would likely experience a permanent disruption in service on that bandwidth and the fair value of the bandwidth would likely be significantly decreased. At that point we would record an impairment charge equal to the net book value of the at-risk purchased bandwidth.

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this disclosure relating to it.

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our core network, which had a net book value of $237.3 million as of December 31, 2002. Our current estimates are that the undiscounted cash flows are sufficient to recover its carrying value. However, our estimates of cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our core network or another of our long-lived assets may not be recoverable, we would be required to determine the fair value of that asset and record a loss for the difference between the carrying value and the fair value of that asset.

We believe that our determination not to recognize an impairment loss on our long-lived assets is a critical accounting estimate because it is susceptible to change and depends upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment loss would have on the assets reported on our balance sheet would be material.

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

Valuation Allowance for Revenue Credits and Accounts Receivable

We make estimates of future customer credits for the services provided during the reporting period through the analysis of historical trends and known events. Management judgments and estimates must be made and used in connection with establishing the revenue reserves associated with discounts earned on special customer agreements, billing reserves for pricing changes and customer disputes. Material differences may result in the amount and timing of our revenue adjustments if management projections differ from actual results. Similarly, our management must make estimates regarding the collectability of our accounts receivable. We specifically analyze accounts receivable including historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

The valuation allowance for revenue credits and accounts receivable was $14.9 million and $22.6 million as of March 31, 2002 and December 31, 2002, respectively. The increase is primarily due to the $6.7 million bad debt expense related to the bankruptcies of several of our resellers.

We believe that our valuation allowance for revenue credits and accounts receivable is a critical accounting estimate because it is susceptible to change and depends upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment loss would have on the assets reported on our balance sheet would be material.

Our determination relating to the valuation allowance is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this disclosure relating to it.

Results of Operations

The following tables summarize revenues by service, by distribution channel, and by region and are provided in support of the accompanying management’s discussion and analysis for the three and nine months ended December 31, 2001 and 2002 (dollars in thousands).

Revenues by Service

	Three Months Ended December 31,				Nine Months Ended December 31,
	2001		2002		2001		2002
Network Services	$76,265	49%	$83,619	42%	$226,945	47%	$239,302	49%
Consulting, Integration and Provisioning Services	46,586	30%	44,624	23%	143,148	29%	138,683	28%
Applications Services	2,279	2%	8,032	4%	6,164	1%	12,853	3%
Management Contract Incentive Fee	—	0%	56,706	28%	—	0%	56,706	12%
Other Communications Services	29,970	19%	5,313	3%	110,927	23%	40,872	8%

Total revenues	$155,100	100%	$198,294	100%	$487,184	100%	$488,416	100%

Revenues by Distribution Channel

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2002	2001	2002
Country representatives (direct channels):
Number of representatives	57	57	57	57
Number of clients	1,544	1,619	1,544	1,619
Country representatives revenues	$100,076	$181,482 (a)	$294,763	$410,992 (a)
Percent of total revenues	65%	92%	61%	84%
Alternate sales channels:
Number of sales channel partners	26	20	26	20
Number of sales channel partners’ clients	905	224	905	224
Alternate sales channel revenues	$55,024	$16,812	$192,421	$77,424
Percent of total revenues	35%	8%	39%	16%

(a)	Country representatives revenues includes the $56.7 million incentive payment

Revenues by Region

	Three Months Ended December 31,				Nine Months Ended December 31,
	2001		2002		2001		2002
Americas	$33,473	22%	$33,435	17%	$106,740	22%	$99,678	20%
Europe, Middle East and Africa (EMEA)	99,936	64%	143,037	72%	323,618	66%	320,599	66%
Asia Pacific	21,691	14%	21,822	11%	56,826	12%	68,139	14%

Total revenues	$155,100	100%	$198,294	100%	$487,184	100%	$488,416	100%

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenues

Revenues by Service—Revenues increased $43.2 million, or 28%, from $155.1 million in the three months ended December 31, 2001 to $198.3 million in the three months ended December 31, 2002. The increase in revenues was principally the result of the $56.7 million incentive payment recognized in the three months ended December 31, 2002. Revenues from Network Services increased by $7.4 million, or 10%, from $76.3 million in the three months ended December 31, 2001 to $83.6 million in the three months ended December 31, 2002. This increase was primarily as a result of clients previously on the AUCS platform that transitioned to the Infonet platform partially offset by price erosion. Revenues from Applications Services increased by $5.8 million from $2.3 million in the three months ended December 31, 2001 to $8.0 million in the three months ended December 31, 2002 as clients previously on the AUCS platform transitioned to the Infonet platform. These aggregate increases of $69.9 million were offset by a decrease of $24.7 million in revenues from Other Communications Services and a decrease of $2.0 million in revenues from Consulting, Integration and Provisioning Services. The decreases in Other Communications Services and Consulting, Integration and Provisioning Services are primarily the result of a $22.6 million and $8.1 million decrease, respectively, in outsourcing services revenues (discussed in more detail below). The decrease in Consulting, Integration and Provisioning Services related to outsourcing services revenues was offset by an increase in global connect services for non-outsourcing clients of approximately $6.2 million.

Outsourcing services revenues decreased from $30.7 million in the three months ended December 31, 2001 to zero in the three months ended December 31, 2002. This decrease is the result of clients previously on the AUCS platform ceasing to use AUCS services or transitioning to our services on The World Network. The revenues from the clients that were transitioned to The World Network were $17.9 million in the three months ended December 31, 2002. With the termination of the AUCS services agreement on October 1, 2002, we will not receive any additional outsourcing services revenues after that date. Of the $30.7 million decrease in outsourcing services revenues, $22.6 million was in Other Communications Services and $8.1 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of the decrease in outsourcing services revenues and the $56.7 million incentive payment, revenues increased $17.2 million, or 14%, from $124.4 million in the three months ended December 31, 2001 to $141.6 million in the three months ended December 31, 2002. The increase is primarily attributable to Consulting, Integration and Provisioning Services, which increased $6.2 million, or 16%, from $38.5 million in the three months ended December 31, 2001 to $44.6 million in the three months ended December 31, 2002 and to Network Services, which increased $7.4 million, or 10%, from $76.3 million in the three months ended December 31, 2001 to $83.6 million in the three months ended December 31, 2002. The growth included $17.9 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. The increase in Consulting, Integration and Provisioning Services, including $5.0 million resulting from clients that have transitioned from the AUCS platform, is attributable to an increase in demand for our global connect services that enable our clients to access The World Network and use our Network Services. The increase in Applications Services revenues included $2.8 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. The increase in revenues from Network Services is a result of an increase in client demand, including $10.1 million resulting from the transition of AUCS clients to our services. The increase in Network Services is offset by the price erosion we experience as existing clients transition to our more cost effective solutions as well as the effect of substantial sales resources applied to transitioning the clients from the AUCS platform to the Infonet platform. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that a significant portion of our expected future revenue growth, if any, will come from Network Services and Consulting, Integration and Provisioning Services.

Revenues by Distribution Channel—Revenues from our country representatives increased $81.4 million, or 81%, from $100.1 million in the three months ended December 31, 2001 to $181.5 million in the three months ended December 31, 2002. The increase in revenues was principally the result of the $56.7 million incentive payment recorded during the three months ended December 31, 2002. The number of our country representatives remained unchanged at 57 as of December 31, 2001 and 2002. The number of our country representative clients, on the other hand, increased by 75, or 5%, from 1,544 as of December 31, 2001 to 1,619 as of December 31, 2002. The increase in the number of clients is net of a decline of 135 outsourcing services clients. Excluding outsourcing services clients, country representative clients increased by 210, from 1,409 as of December 31, 2001 to 1,619 as of December 31, 2002. This growth included 179 clients previously on the AUCS platform that have transitioned to the Infonet platform. These transitioned clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing customers transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues and the $56.7 million incentive payment, revenues from country representatives increased by $27.8 million, or 29%, from $97.0 million in the three months ended December 31, 2001 to $124.8 million in the three months ended December 31, 2002. This growth included $15.6 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform.

Revenues from our alternate sales channels decreased $38.2 million, or 69%, from $55.0 million in the three months ended December 31, 2001 to $16.8 million in the three months ended December 31, 2002, as a result of a decline in our alternate sales channel partners’ clients from 905 clients as of December 31, 2001 to 224 clients as of December 31, 2002. The decrease represents a decline of 541 outsourcing services clients (183 of whom transitioned to Infonet services) and 140 non-outsourcing services clients. The decrease in revenues was primarily the result of a decrease of $27.6 million in outsourcing services revenues. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels decreased $10.6 million, or 39%, from $27.4 million in the three months ended December 31, 2001 to $16.8 million in the three months ended December 31, 2002. This decrease is mainly attributable to the financial challenges faced by some of our major alternate sales channels which are telecommunication carriers. We believe that while these alternate sales channels have been focusing on the new challenges affecting telecommunication carriers, they have failed to enter into agreements with a sufficient number of new clients to overcome the client attrition that these channels typically experience.

Revenues by Region—Revenues billed on a regional basis in the EMEA region increased $43.1 million, or 43%, from $99.9 million in the three months ended December 31, 2001 to $143.0 million in the three months ended December 31, 2002. This increase is the result of the $56.7 million incentive payment offset by a $30.7 million decrease in outsourcing services revenues. Excluding the effects of the incentive payment and outsourcing services revenues, revenues in the EMEA region increased by $17.2 million, or 25%, from $69.2 million in the three months ended December 31, 2001 to $86.4 million in the three months ended December 31, 2002 due to increased sales to existing clients and the addition of new clients. This growth in the EMEA region included $17.9 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Revenues billed in the Americas remained unchanged at $33.5 million in the three months ended December 31, 2001 and 2002. Revenues billed in the Asia Pacific region increased by $131,000 from $21.7 million in the three months ended December 31, 2001 to $21.8 million in the three months ended December 31, 2002.

Expenses

Country representative compensation expense decreased $23.1 million, or 48%, from $48.5 million in the three months ended December 31, 2001 to $25.5 million in the three months ended December 31, 2002. Approximately $23.8 million of this decrease is related to decreased outsourcing services expenses, which have decreased along with the outsourcing services revenues.

Bandwidth and related costs increased $1.5 million, or 5%, from $30.9 million in the three months ended December 31, 2001 to $32.3 million in the three months ended December 31, 2002. Lease expense, the largest component of bandwidth and related costs, increased $1.9 million, or 10%, from $18.9 million in the three months ended December 31, 2001 to $20.8 million in the three months ended December 31, 2002. Amortization of purchased bandwidth decreased $1.1 million, or 14%, from $8.0 million to $6.9 million over the period as a result of the write-off of purchased bandwidth from bankrupt network service providers. See Note 4 in the Notes to the Consolidated Financial Statements.

Network operations expense increased $8.2 million, or 32%, from $25.3 million in the three months ended December 31, 2001 to $33.4 million in the three months ended December 31, 2002. This increase is primarily due to a $7.1 million increase associated with the support of clients previously on the AUCS platform that have transitioned to the Infonet platform; these expenses were previously included in country representatives compensation expense. The additional increase was related to increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses increased $16.0 million, or 27%, from $59.1 million in the three months ended December 31, 2001 to $75.1 million in the three months ended December 31, 2002. This increase was primarily the result of an increase in our sales support expenses for multinational activities, which increased $14.0 million from $23.9 million in the three months ended December 31, 2001 to $37.9 million in the three months ended December 31, 2002 as a result of the increased multinational support related to global connect services that enable our clients to access The World Network. These increases also include the multinational support expenses and expenses associated with global connect services for the clients transitioned from the AUCS platform to the Infonet platform. These expenses were previously reported as country representative compensation paid for outsourcing services. Also contributing to the overall increase was advertising expenses, which increased by $1.8 million, from $1.4 million in the three months ended December 31, 2001 to $3.1 million in the three months ended December 31, 2002 due to the launch of new advertising initiatives.

Operating Income (Loss) increased by $40.7 million, from $(8.7) million in the three months ended December 31, 2001 to $32.0 million in the three months ended December 31, 2002 primarily as a result of the AUCS-related incentive payment discussed above.

Other Income (Expense) increased by $257,000, from $1.6 million in the three months ended December 31, 2001 to $1.9 million in the three months ended December 31, 2002. This increase reflects a decrease in interest income of $1.9 million, from $5.1 million in the three months ended December 31, 2001 to $3.3 million in the three months ended December 31, 2002, due to lower interest rates and lower cash balances as we used funds for capital expenditures during the second half of fiscal year 2002. Interest expense decreased $1.2 million, from $3.0 million in the three months ended December 31, 2001 to $1.8 million in the three months ended December 31, 2002, primarily due to lower interest rates.

Provision (Credit) for Income Taxes increased from $1.6 million in the three months ended December 31, 2001 to $14.0 million in the three months ended December 31, 2002 primarily because of income associated with the incentive payment revenues.

Extraordinary Item, net of income tax for the three months ended December 31, 2002 represents the write-off of unamortized debt issuance costs and swap termination costs associated with the $81.4 million of long-term debt which was repaid prior to its due date during the three months ended December 31, 2002.

Net Income (Loss) increased from $(8.8) million in the three months ended December 31, 2001 to $18.2 million in the three months ended December 31, 2002 due to the factors described above.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

Revenues

Revenues by Service—Revenues increased $1.2 million from $487.2 million in the nine months ended December 31, 2001 to $488.4 million in the nine months ended December 31, 2002. The increase in revenues was principally the result of the $56.7 million incentive payment recognized in the nine months ended December 31, 2002. Revenues from Network Services increased by $12.4 million, or 5%, from $226.9 million in the nine months ended December 31, 2001 to $239.3 million in the nine months ended December 31, 2002 primarily as a result of clients previously on the AUCS platform that transitioned to the Infonet platform. Revenues from Applications Services increased by $6.7 million from $6.2 million in the nine months ended December 31, 2001 to $12.9 million in the nine months ended December 31, 2002 as clients previously on the AUCS platform transitioned to the Infonet platform. These aggregate increases of $75.8 million were offset by a decrease of $70.1 million in revenues from Other Communications Services and a decrease of $4.5 million in revenues from Consulting, Integration and Provisioning Services. The decrease in Other Communications Services and Consulting, Integration and Provisioning Services are primarily due to a $65.7 million and $24.3 million decrease, respectively, in outsourcing services revenues (discussed in more detail below). The decrease in Consulting, Integration and Provisioning Services related to outsourcing services revenues was offset by an increase in global connect services for non-outsourcing clients of approximately $19.8 million.

Outsourcing services revenues decreased $90.0 million from $118.1 million in the nine months ended December 31, 2001 to $28.1 million in the nine months ended December 31, 2002. This decrease is the result of clients previously on the AUCS platform ceasing to use AUCS services or transitioning to our services on The World Network. The revenues from the clients that were transitioned to The World Network were $27.1 million in the nine months ended December 31, 2002. With the termination of the AUCS services agreement on October 1, 2002, we will not receive any additional outsourcing services revenues after that date. Of the $90.0 million decrease in outsourcing services revenues, $65.7 million was in Other Communications Services and $24.3 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of the decrease in outsourcing services revenues and the $56.7 million incentive payment, revenues increased $34.5 million, or 9%, from $369.1 million in the nine months ended December 31, 2001 to $403.6 million in the nine months ended December 31, 2002. The increase is primarily attributable to Consulting, Integration and Provisioning Services, which increased $19.8 million, or 18%, from $112.2 million in the nine months ended December 31, 2001 to $132.0 million in the nine months ended December 31, 2002. Network Services increased $12.4 million, or 5%, from $226.9 million in the nine months ended December 31, 2001 to $239.3 million in the nine months ended December 31, 2002. The growth included $27.1 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. The increase in Consulting, Integration and Provisioning Services, including $8.4 million resulting from clients that have transitioned from the AUCS platform, is attributable to an increase in demand for our global connect services that enable our clients, to access The World Network and use our Network Services. The increase in Applications Services revenues included $3.5 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. The increase in revenues from Network Services includes $15.2 million resulting from the transition of AUCS clients to our services. The increase in Network Services is offset by the price erosion we experience as existing clients transition to our more cost effective solutions as well as the effect of substantial sales resources applied to transitioning the clients from the AUCS platform to the Infonet platform. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that a significant portion of our expected future revenue growth, if any, will come from Network Services and Consulting, Integration and Provisioning Services.

Revenues by Distribution Channel—Revenues from our country representatives increased $116.2 million, or 39%, from $294.8 million in the nine months ended December 31, 2001 to $411.0 million in the nine months ended December 31, 2002. The increase in revenues was principally the result of the $56.7 million incentive payment recorded during the nine months ended December 31, 2002. The number of our country representatives remained unchanged at 57 as of December 31, 2001 and 2002. The number of our country representative clients, on the other hand, increased by 75, or 5% from 1,544 as of December 31, 2001 to 1,619 as of December 31, 2002. The increase in the number of clients is net of a decline of 135 outsourcing services clients. Excluding outsourcing services clients, country representative clients increased by 210, from 1,409 as of December 31, 2001 to 1,619 as of December 31, 2002. This growth included 179 clients previously on the AUCS platform that have transitioned to the Infonet platform. These transitioned clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as customers transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues and the $56.7 million incentive payment, revenues from country representatives increased by $68.3 million, or 24%, from $283.3 million in the nine months ended December 31, 2001 to $351.7 million in the nine months ended December 31, 2002. This growth included approximately $24.8 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. The remainder of the growth can be attributed to base account growth and revenue from new clients.

Revenues from our alternate sales channels decreased $115.0 million, or 60%, from $192.4 million in the nine months ended December 31, 2001 to $77.4 million in the nine months ended December 31, 2002, as a result of a decline in our alternate sales channel partners’ clients from 905 clients as of December 31, 2001 to 224 clients as of December 31, 2002. The decrease represents a decline of 541 outsourcing services clients (183 of whom transitioned to Infonet services) and 140 non-outsourcing services clients. The decrease in revenues was primarily the result of a decrease of $81.2 million in outsourcing services revenues. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels decreased $33.8 million, or 39%, from $85.8 million in the nine months ended December 31, 2001 to $52.0 million in the nine months ended December 31, 2002. This decrease is mainly attributable to the financial challenges faced by some of our major alternate sales channels which are telecommunication carriers. We believe that while these alternate sales channels have been focusing on the new challenges affecting telecommunication carriers, they have failed to enter into agreements with a sufficient number of new clients to overcome the client attrition that these channels typically experience.

Revenues by Region—Revenues billed on a regional basis increased in the Asia Pacific region by $11.3 million, or 20%, from $56.8 million in the nine months ended December 31, 2001 to $68.1 million in the nine months ended December 31, 2002. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market. Revenues billed in the EMEA region decreased $3.0 million, or 1%, from $323.6 million in the nine months ended December 31, 2001 to $320.6 million in the nine months ended December 31, 2002. This decrease is the result of a $90.0 million decrease in outsourcing services revenues, offset by the $56.7 incentive payment and an increase in revenues of $30.3 million related to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform. Excluding outsourcing services revenues, revenues in the EMEA region increased by $30.3 million, or 15%, from $205.5 million in the nine months ended December 31, 2001 to $235.8 million in the nine months ended December 31, 2002. This growth in the EMEA region included $27.1 million of revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Revenues billed in the Americas decreased $7.1 million, or 7%, from $106.7 million in the nine months ended December 31, 2001 to $99.7 million in the nine months ended December 31, 2002 due primarily to price erosion as customers transition to our more cost effective solutions.

Expenses

Country representative compensation expense decreased $72.6 million, or 44%, from $166.1 million in the nine months ended December 31, 2001 to $93.4 million in the nine months ended December 31, 2002. Approximately $71.6 million of this decrease is the result of decreased outsourcing services expenses, which decreased as outsourcing services revenues declined.

Bandwidth and related costs increased $36.0 million, or 39%, from $93.2 million in the nine months ended December 31, 2001 to $129.1 million in the nine months ended December 31, 2002. The nine months ended December 31, 2002 includes a charge of approximately $40.8 million related to the write-off of the net book value of purchased bandwidth from a bankrupt network service provider and its affiliates. Excluding the write-off, bandwidth and related costs decreased by $4.8 million, or 5%, from $93.2 million in the nine months ended December 31, 2001 to $88.4 million in the nine months ended December 31, 2002. Lease expense, the largest component of bandwidth and related costs, decreased $3.5 million, or 6%, from $60.8 million in the nine months ended December 31, 2001 to $57.3 million in the nine months ended December 31, 2002. The decrease in lease expense was a result of lower pricing in the marketplace. Amortization of purchased bandwidth decreased $1.5 million, from $23.3 million to $21.7 million over the period as a result of the write-off of purchased bandwidth from a bankrupt network service provider. See Note 4 in the Notes to the Consolidated Financial Statements.

Network operations expense increased $10.0 million, or 13%, from $76.9 million in the nine months ended December 31, 2001 to $86.9 million in the nine months ended December 31, 2002. This increase is primarily due to a $7.1 million increase associated with the support of clients previously on the AUCS platform that have transitioned to the Infonet platform. Depreciation expense related to network equipment increased $2.9 million over the prior year period. These increases were partially offset by decreased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses increased $44.0 million, or 26%, from $170.5 million in the nine months ended December 31, 2001 to $214.4 million in the nine months ended December 31, 2002. This increase was primarily the result of an increase in our sales support expenses for multinational activities, which increased $33.1 million, or 50%, from $65.6 million in the nine months ended December 31, 2001 to $98.7 million in the nine months ended December 31, 2002 as a result of increased multinational support related to global connect services that enable our clients to access The World Network. These increases also include the multinational support expenses and expenses associated with global connect services for the clients transitioned from the AUCS platform to the Infonet platform. These expenses were previously reported as country representative compensation paid for outsourcing services. Also contributing to the overall increase were administrative expenses, which increased by $4.0 million, or 21% from $18.8 million in the nine months ended December 31, 2001 to $22.8 million in the nine months ended December 31, 2002, and the inclusion of a $6.7 million bad debt expense related to the bankruptcies of several of our resellers. Offsetting these increases, was a decrease in stock-related compensation charges, which decreased $2.4 million, from $10.7 million in the nine months ended December 31, 2001 to $8.3 million in the nine months ended December 31, 2002 primarily as a result of the forfeiture of unvested options held by terminated employees and a $1.0 million non-cash charge related to the acceleration of vesting of the options of a terminated employee in the prior year.

Operating Loss increased by $16.1 million from $(19.5) million in the nine months ended December 31, 2001 to $(35.5) million in the nine months ended December 31, 2002 as a result of increased expenses as discussed above.

Other Income (Expense) decreased by $3.5 million from $11.3 million in the nine months ended December 31, 2001 to $7.8 million in the nine months ended December 31, 2002. This reflects a decrease in interest income of $9.1 million, from $20.2 million in the nine months ended December 31, 2001 to $11.2 million in the nine months ended December 31, 2002, due to lower interest rates and lower cash balances as we used funds for capital expenditures during the second half of fiscal year 2002. Interest expense decreased $2.6 million, from $8.9 million in the nine months ended December 31, 2001 to $6.2 million in the nine months ended December 31, 2002, primarily due to lower interest rates. Other, net increased by $2.9 million primarily because the nine months ended December 31, 2001 included an impairment loss of approximately $2.0 million related to the reduction of the carrying value of a non-marketable investment.

Provision (Credit) for Income Taxes changed from a benefit of $1.0 million in the nine months ended December 31, 2001 to an expense of $(5.2) million in the nine months ended December 31, 2002 primarily because of the incentive payment revenues. The amount of tax expense was increased by an inability to deduct certain foreign losses and some U.S. losses for state tax purposes.

Extraordinary Item, net of income tax for the nine months ended December 31, 2002 represents the write-off of unamortized debt issuance costs and swap termination costs associated with the $81.4 million of long-term debt which was repaid prior to its due date during the nine months ended December 31, 2002.

Net Loss increased from $(9.8) million in the nine months ended December 31, 2001 to $(24.4) million in the nine months ended December 31, 2002 due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine months ended December 31, 2002 was $102.8 million compared to $83.6 million during the nine months ended December 31, 2001. This fluctuation was primarily a result of an increase in net loss of $14.6 million. Additionally, changes in accounts receivable provided cash of $24.7 million in the nine months ended December 31, 2002 compared to $58.0 million in the nine months ended December 31, 2001. Changes in deferred income taxes was a use of cash of $13.2 million in the nine months ended December 31, 2002 compared to a source of cash of $13.6 million in the nine months ended December 31, 2001. These changes were partially offset by a write-off of communication lines of $40.8 million during the nine months ended December 31, 2002. Changes in other current assets was a source of cash of $11.1 million in the nine months ended December 31, 2002 compared to a use of cash of $15.1 million in the nine months ended December 31, 2001. Changes in accounts payable was a use of cash of $19.6 million in the nine months ended December 31, 2002 compared to $33.7 million in the nine months ended December 31, 2001. Changes in income taxes payable was a source of cash of $214,000 in the nine months ended December 31, 2002 compared to a use of cash of $12.8 million in the nine months ended December 31, 2001. Net cash used in investing activities for the nine months ended December 31, 2002 was $23.8 million compared to $46.3 million during the nine months ended December 31, 2001. This fluctuation was primarily due to a decrease in purchases of property, equipment and communication lines of $121.1 million from $158.0 million in the nine months ended December 31, 2001 to $36.9 million in the nine months ended December 31, 2002, offset by a $90.7 million decrease in the net of purchases, proceeds and maturities of securities available for sale from $111.7 million in the nine months ended December 31, 2001 to $21.0 million in the nine months ended December 31, 2002. Cash used in financing activities for the nine months ended December 31, 2002 was $97.1 million compared to $5.4 million for the nine months ended December 31, 2001. This increase was the result of repayments of $88.2 million of long-term obligations and purchases of treasury stock during the nine months ended December 31, 2002.

In November 2001, our Board of Directors authorized the expenditure of up to $100 million over a two-year period to repurchase shares of our common stock. During the nine months ended December 31, 2002, we spent approximately $8.2 million to purchase approximately 3.7 million shares at an average price of $2.23 per share. See Note 10 the Notes to the Consolidated Financial Statements.

In December 2002, we repaid all of our debt outstanding, amounting to $81.4 million, and terminated all unfunded commitments under our $250,000,000 Senior Secured Credit Facility. As a result of this early extinguishment, maximum borrowing available to us under the Senior Secured Credit Facility was reduced by $171.4 million. The write-off of unamortized debt issuance costs and other costs associated with termination of the credit facility totaling $1.6 million, net of tax, is reported as an extraordinary item in the three month period ended December 31, 2002.

As of December 31, 2002, we had cash and cash equivalents of $133.0 million, short-term investments of $349.1 million, working capital of $500.8 million and total assets of $1,298.1 million. Building mortgage indebtedness as of December 31, 2002 totaled $21.0 million.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for this fiscal year to be less than $50.0 million. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

Commitments and Contingencies

We have a contract with a vendor which contains a minimum revenue commitment to the vendor over a five-year period for approximately $14.0 million. The contract provides for an early termination for convenience with a termination fee that declines over the period of the contract. The contract expires on December 14, 2006. At December 31, 2002, the aggregate remaining revenue commitment under the contract was $11.7 million and the fee for early termination for convenience by us was approximately $4.6 million.

During the nine months ended December 31, 2002, we entered into an agreement with a vendor whereby we committed to purchase voice services at a minimum level of $7.0 million per year for a three-year period.

We are obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between us and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at December 31, 2002 is approximately $22.1 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

Commercial Contracts with Related Parties

Some of our country representatives are related parties where either we hold a more than twenty percent but less than fifty percent ownership interest or a country representative is owned, directly or indirectly, by one of our stockholders. In each such case, our agreement with the related party acting as our country representative is our standard services agreement. Additionally, we have alternate sales channel agreements with some of our stockholders that allow these stockholders to resell our services under their brand names or to package them with other services they provide to their customers. These alternate sales channel agreements are generally under the same terms as alternate sales channel agreements we enter into with other communications providers. Finally, from time to time we lease transmission capacity from some of our stockholders where they are existing local carriers. These leases are short term and at tariff rates in regulated markets and at standard market rates in unregulated markets.

New Accounting Pronouncements

On April 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. Total goodwill recorded in the consolidated balance sheet at December 31, 2002 is approximately $1.5 million. Goodwill amortization in the nine month period ended December 31, 2001 was approximately $79,000. We do not expect the adoption of SFAS No. 142 to have a significant effect on our financial position or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the effect of the adoption of EITF Issue No. 00-21 on our financial position and results of operations.

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45

elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements of this interpretation as required.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The voluntary transition provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 become effective for us on April 1, 2003. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interest, which are the ownership, contractual, or other pecuniary interest in the entity. The consolidation requirements of FIN 46 will apply immediately to variable interest in a variable interest entity created after January 31, 2003. The disclosure requirements of FIN 46 become effective for us for all financial statements issued after January 31, 2003 if it was possible that we will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective for us on July 1, 2003. We are currently assessing the impact of the adoption of FIN 46 on our financial position and results of operations.

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

The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of December 31, 2002 are as follows:

	Carrying Amount	Maturity during fiscal year ended March 31,						Fair Value
	12/31/02	2003	2004	2005	2006	2007	Thereafter
Investments
Cash equivalents	$54,686	$—	$—	$—	$—	$—	$—	$54,686
Weighted average interest rate	1.36%
Short-term investments	$349,148	$39,188	$87,247	$94,979	$55,506	$6,457	$65,771	$349,148
Weighted average interest rate	3.79%	3.16%	3.64%	3.43%	3.60%	3.89%	5.06%
Long-Term Debt
Mortgage loan	$20,979	$425	$1,701	$1,701	$1,701	$1,701	$13,750	$20,979
Average interest rate	3.19%	3.19%	3.19%	3.19%	3.19%	3.19%	3.19%

Under the terms of our senior secured credit facility entered into on August 17, 1999, we were required to enter into hedge agreements to provide that at least 50% of the outstanding term loans would be subject to fixed interest rates. We entered into interest rate swap agreements to fix the interest rates and mitigate our interest rate risk on the outstanding term loans. In conjunction with the repayment of our indebtedness under the senior secured credit facility, these interest rate swap agreements were terminated during the nine months ended December 31, 2002.

In connection with the mortgage loan related to the purchase of our headquarters facility, we entered into an interest rate swap agreement to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. As of December 31, 2002, the interest rate swap agreement, which matures in 12.25 years, had a notional amount of $21.0 million, a pay rate of 7.59%, a receive rate of 3.19% and a fair value of $(2.5) million.

Foreign Exchange Risk

We invoice substantially all sales of our services to our country representatives and sales channel partners, except outsourcing services and assignment agreements regarding AUCS, in U.S. dollars. However, many of our country representatives derive their revenues and incur costs in currencies other than U.S. dollars. To the extent that the local currency used by the country representative fluctuates against the U.S. dollar, the obligations of the country representative may increase or decrease significantly and lead to foreign exchange losses or gains. We assume the exchange rate risk for our consolidated country representatives, however, our non-consolidated country representatives assume the exchange rate risk under our country representative structure.

Our exposure to exchange rate fluctuations during the first nine months of fiscal year 2003 primarily arose from outsourcing services and assignment agreements regarding AUCS, which are denominated in euros as well as operating costs associated with those agreements. The incentive fee we recognized in connection with the AUCS management agreement was payable in euros. Excluding the incentive payment, approximately 7% of our revenues for the nine months ended December 31, 2002 were generated from the euro-denominated AUCS agreements. The revenues and the related costs result in a net euro exposure of the gross profit, which is equal to approximately 20% of revenues. The euro-denominated gross profit is offset by other euro-denominated operating costs from our European subsidiaries and generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects us to exchange rate risk on Euro-denominated cash, accounts receivable and accounts payable related to the AUCS agreements. These net assets were $1.2 million as of December 31, 2002.

We monitor our exposure to exchange rate fluctuations through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

As of December 31, 2002, we were primarily exposed to the following currencies: the euro, the British pound and the Australian dollar. Based upon a hypothetical ten-percent strengthening of the U.S. dollar across all currencies, the potential losses in future earnings due to foreign currency exposures would have been approximately $669,000 as of that date.

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

The Consolidated Class Action Complaint alleges that defendants made misrepresentations and omissions regarding the AUCS channel in Infonet’s Form S-1 registration statement and the accompanying prospectus for its initial public offering and in other statements during the class period. The plaintiffs assert counts against Infonet and its officers and directors for violations of Sections 11, 12 and 15 of the Securities Act of 1933 and violations of Section 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs have requested a judgment determining that the lawsuit is a proper class action, awarding compensatory damages and/or rescission, awarding costs of the lawsuit and awarding such other relief as the court may deem just and proper. All of the defendants have filed motions to dismiss the Consolidated Class Action Complaint, which are set for hearing on July 21, 2003.

On March 1, 2002, the first of three shareholder derivative suits was filed in Los Angeles County Superior Court against Infonet as a nominal defendant and current and former members of the Infonet Board of Directors. On August 23, 2002, the Court entered an order consolidating the three actions under lead case number BC 269140 and appointing lead counsel. On Septemer 20, 2002, plaintiffs filed a Consolidated Derivative Complaint naming the following defendants: Jose A. Collazo, Makoto Arai, Douglas Campbell, Eric M. de Jong, Morgan Ekberg, Timothy P. Hartman, Heinz Karrer, Matthew J. O’Rourke, Rafael Sagrario and Akbar H. Firdosy.

On January 16, 2003, defendants’ demurrer to the Consolidated Derivative Complaint was sustained, and plaintiffs were given leave to file an amended complaint. A First Amended Consolidated Derivative Complaint dated January 30, 2003, added the following defendants: KDDI Corporation, KPN Telecom, Swisscom AG, Telefonica International Holding B.V., Telia AB, Telstra Corporation Ltd. and former and current Infonet directors Masao Kojima, Yuzo Mori, Hanspeter Quadri, and Jose Manuel Santero Munoz. The First Amended Consolidated Derivative Complaint alleges that the defendants breached their duties toward Infonet either through their alleged participation in, or alleged failure to adequately oversee, the purported conduct and events that are alleged in the securities class action lawsuits described above, including a claim against the shareholders of Infonet’s Class A shares for alleged insider trading under California Corporation Code Section 25402. The First Amended Consolidated Derivative Complaint seeks monetary damages from defendants on behalf of Infonet, as well as equitable and injunctive relief, including the imposition of a constructive trust.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, our Form S-1 registration statement (File No. 333-88799) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 51,282,300 shares of our Class B common stock. The offering commenced on December 16, 1999 and the sale to the public of 51,282,300 shares of common stock at $21.00 per share was completed on December 21, 1999 for an aggregate price of approximately $1.076 billion. The registration statement covered an additional 7,692,342 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These additional shares were purchased on January 13, 2000. The managing underwriters were Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Rothschild, Goldman, Sachs & Co., Lehman Brothers and Salomon Smith Barney. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $38.5 million and other expenses of approximately $2.4 million. Total offering expenses of approximately $40.9 million resulted in net offering proceeds to us of approximately $766.8 million. Specified 10% owners of our Class B common stock sold in the offering and received, net of expenses paid by those owners, an aggregate of $256.4 million. We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

•	The repayment of long-term debt under our credit facility of approximately $60.0 million;

•	The purchase of assets that were under operating leases of approximately $7.0 million;

•	Expansion of our network infrastructure, including purchased bandwidth and continued deployment of our ATM backbone, of approximately $467.2 million;

•	The purchase of an office building to accommodate future growth of approximately $25.3 million;

•	The repurchase of shares of common stock of the Company of approximately $10.8 million;

•	To fund working capital needs of approximately $45.2 million; and

•	For general corporate purposes of $27.0 million.

Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in interest-bearing investment grade securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

In the three months ended December 31, 2002, we filed an application with the Frankfurt Stock Exchange (the “FSE”) to voluntarily delist our securities from trading on the FSE. The FSE has granted our application, and the delisting is expected to be effective as of April 14, 2003.

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

Date: February 10, 2003

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

Date: February 10, 2003

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

Date: February 10, 2003

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
10.3

Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002); Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002)(13)

10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)
10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)
10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)
10.7	Senior Secured Credit Agreement, dated as of August 17, 1999(1)
10.7(a)	Amendment No. 1 to Senior Secured Credit Agreement, dated as of April 20, 2000(4)
10.7(b)	Amendment No. 2 to Senior Secured Credit Agreement, dated as of September 29, 2000(5)
10.7(c)	Amendment No. 3 to Senior Secured Credit Agreement, dated as of December 11, 2001(10)
10.7(d)	Payoff Letter dated December 18, 2002
10.8	Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001(6)
10.10	Standard Infonet Services Agreement(1)
10.11	Capacity Right of Use Agreement with FLAG Limited dated as of June 25, 1999(1)
10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(6)
10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(8)
10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)
10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)
10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors and Senior Employees(3)
10.18(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees(13)
10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of July 1, 2001)(6)
10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(6)
10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(7)
10.24	Term Note executed by Infonet Services Corporation in favor of Wells Fargo Bank, National Association(11)
10.25	Deed of Trust and Assignment of Rents and Leases executed by Infonet Services Corporation for the benefit of Wells Fargo Bank, National Association(11)
10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(12)
10.27	AUCS Termination and Transition Agreement, dated as of September 30, 2002(13)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-70320), as amended.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.