Form 10-K
period 2003-03-31
INFONET SERVICES CORP
filed 2003-06-26
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15475

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☒    No  ☐

The aggregate market value of Class B common stock held by non-affiliates of the Registrant as of September 27, 2002 was approximately $134.4 million based on the closing price on the New York Stock Exchange on September 27, 2002 of $2.18.

The number of shares of the registrant’s Class B common stock, par value $.01 per share, that was outstanding as of June 20, 2003 was 302,430,880. The number of outstanding shares of the Registrant’s Class A common stock, par value $.01 per share, was 161,403,358 as of June 20, 2003, all of which are held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 15 of Part III is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 31, 2003.

INFONET SERVICES CORPORATION

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Investors are cautioned that certain statements contained in or incorporated by reference into this Annual Report on Form 10-K, or which are otherwise made by us or on our behalf are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements that are predictive in nature and that depend upon or refer to future events or conditions, and can be identified by terminology such as “believes,” “plans,” “anticipates,” “estimates,” “expects,” “may,” “potential,” “continue” or similar expressions or the negative of these or similar expressions. In addition, we, through our management, from time to time make written and oral forward-looking statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions. Any forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1.      Business

We were incorporated under the laws of the State of Delaware in March 1988. Our fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, we refer to the 52-week periods ended March 30, 2001, March 29, 2002 and March 28, 2003 as the years ended March 31, 2001, 2002 and 2003, respectively. Our Internet website address is www.infonet.com. We make our periodic and current reports, together with any amendments, available on our website, free of charge, as soon as reasonably practicable after we electronically file or furnish the report to the Securities and Exchange Commission.

Overview

We are a leading provider of cross-border managed data communications services for over 2,600 multinational enterprises. Of these enterprises, over 1,800 are our clients, including 29% of Fortune’s Global 500 for 2002, and we service the remainder indirectly through our alternate channels, which consist of major international telecommunications carriers and value-added resellers. Our network, which we refer to as The World Network, can be accessed from over 180 countries, making it one of the world’s largest secure data communications networks in terms of geographic coverage. We use the World Network to provide managed data services to our clients on a global basis, an advantage over service providers that do not own an extensive global network. Our country representatives give us a significant local presence in over 70 countries and territories and strong working relationships with leading local telecommunications providers in these countries. Our diverse client base is comprised of multinational enterprises that require cross-border managed data communications services.

We offer a broad range of integrated service solutions to our clients, such as:

•	Network Services—which include Intranet, Internet, Multimedia and Wireless/Remote Access services;

•	Consulting, Integration and Provisioning Services—which include consulting, design, installation and implementation of each client’s particular networking needs; satellite connectivity; and our Global Connect services, whereby we install and manage leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use our Network Services;

•	Applications Services—which include messaging, collaboration, managed extranet, call center, security and other value-added services; and

•	Other Communications Services—which include X.25 transport services and other communications services.

We take a consultative, applications-oriented approach to identifying client needs and developing customized solutions. In addition, we offer a consolidated billing, management and support system that provides a complete solution for all of the external and internal data communications services that our multinational clients require. Our approach is to integrate our full range of services with the data communications and network operations of our clients. We believe that our ability to provide a comprehensive solution to our clients gives us a key competitive advantage over other data service providers who would have to make a significant investment of time and money in order to replicate our approach.

We own and operate The World Network, an extensive and versatile network that provides the delivery platform for our integrated, enterprise-wide communications solutions. This global private network enables our clients to deploy and manage applications effectively by combining reliability, security, high performance and a broad range of functions using a variety of network protocols.

Our global country representative sales and support structure gives us a strong presence in each of our geographic markets. We believe this structure also provides us with a competitive advantage over other data service providers who do not have comparable levels of expertise regarding local operating, regulatory and market conditions.

Our current stockholders include six of the world’s largest telecommunications companies, which, through ownership of our Class A and Class B common stock, collectively possess over 95% of our total voting power. They are:

•	KDDI—KDDI Corporation (Japan);

•	KPN—KPN Telecom B.V. (The Netherlands);

•	Swisscom—Swisscom AG (Switzerland);

•	Telefonica—Telefonica International Holding B.V. (Spain);

•	Telia—Telia AB (Sweden); and

•	Telstra—Telstra Corporation Limited (Australia).

Market Opportunity

Industry Drivers

We believe that enterprises are facing unprecedented challenges of managing cost, complexity and risk in the information technology and telecommunications environment. According to IDC, a leading research analyst firm, demand for bandwidth continues to increase as more applications and more users rely on network-based services. Additionally, in response to economic pressures and to keep pace with continually changing network technologies, we believe that many enterprises are turning to managed data communications providers to fulfill their network requirements. IDC, as well as other research analysts, are projecting compound annual growth rates in the managed data communications sector for intranet services in excess of 10% in 2003 and 2004. Moreover, according to IDC research, at least 30% of medium and large enterprises are planning to increase the level of outsourcing for management of wide area network customer premise equipment, security and end-to-end management.

We believe that this growing market provides an attractive opportunity for marketing managed data communications services to multinational enterprises that are attempting to address their mission-critical global communications needs. We believe that these enterprises require integrated solutions that span multiple countries, have guaranteed network availability, can deliver continuous increases in speed and capacity and provide local service and support. We believe that the demand for these managed data services is driven by the following factors:

•	the globalization of business and increased need for international connectivity;

•	the rapid expansion of Internet protocol, or IP, based applications;

•	the rising importance of data communications as a service critical to a corporation’s success; and

•	the increased outsourcing of corporate data communications.

Globalization of business and increased need for international connectivity.    Over the past several decades, corporations have significantly increased the international scope of their businesses. In connection with this geographic expansion, corporations have opened and made direct investments in branch offices, factories and other local representative facilities around the globe. It is critical for these corporations to share information accurately and expediently among their geographically dispersed locations, as well as with their traveling and telecommuting employees. New technologies and advanced remote access alternatives are enabling these companies to connect their geographically dispersed offices and employees to corporate and public networks at greater speeds, as well as from more varied locations.

Rapid expansion of Internet-based applications.    IP-based applications, including Web-enabled extranets, enterprise applications such as Enterprise Resource Planning, or ERP, Supply Chain Management, or SCM, and Customer Relationship Management, or CRM, are, we believe, rapidly expanding as an important medium for global communications and e-commerce with the potential to connect a large number of geographically dispersed offices, employees, customers, suppliers and partners. These Internet-based applications have emerged as a strategic component of business. Given both the significant investment often made in enterprise applications and the importance of their performance for highest return on investment, many companies have turned to a private, fully managed network to complement their use of the public Internet. While the public Internet appears to have an attractive price proposition, we believe that its lack of reliability and security for mission-critical data communications has caused many corporations to seek assistance from service providers and data network companies to enhance the quality of their Internet communications or to design and implement high performance private networks.

Rising importance of data communications as a service critical to a corporation’s success.    We believe that businesses are investing in data networks to achieve higher levels of productivity and lower operating expenses. Increasingly, corporate intranets, public Internet Web sites, extranets and other managed data networks are creating competitive advantages for companies that use them to foster internal communications and e-commerce, recruit new employees, communicate with customers, penetrate new market segments and collect market information. In our experience, corporations require that their networks deliver data quickly, consistently and, in many cases, globally. In addition, they want the flexibility to upgrade their networks to keep pace with the growing complexity of their applications and changing technologies. Many of these corporations also require networks that operate 24-hours a day, seven days a week, and that offer application support together with a broad range of functions, such as security, remote access and reliability.

Increased outsourcing of corporate data communications.    We believe that enterprises are focusing their resources on their core competencies and increasingly outsourcing their networking needs. Maintaining in-house private corporate networks is costly, requiring large investments in both resources and personnel, and difficult because of the need to keep up with technological change. We believe that the ongoing expansion of multinational businesses and new developments in technology have made it difficult for in-house solutions to keep pace with corporate needs. Therefore, enterprises have turned to third parties who can provide managed data communications services on a more efficient basis. Given the costs and difficulties involved in implementing international network solutions, we expect that multinational enterprises will increasingly outsource their cross-border data communications needs.

Business Strategy

Our goal is to be the leading provider of global managed data communications services to multinational enterprises. We currently expect to pursue the following strategic aims:

Continue to focus on multinational clients that require data communications solutions

We expect to continue to focus on multinational enterprises with cross-border managed data communications needs. We believe that the rapid pace of technological change, and the resultant complexity of, and resources necessary to, maintain network communications services are causing large multinational enterprises to outsource their data communications services so they can focus their resources on their core competencies. Our flexible network architecture, local presence in more than 70 countries and territories and consultative sales approach allow us to tailor our data communications solutions to meet our clients’ needs. Given the global reach of our network, our local support services and our reputation for reliable and innovative services, we believe we can further penetrate the market for global managed data communications services. Correspondingly, as part of our strategy, we plan to continue our public relations and industry analyst program to increase awareness of our services and the Infonet brand. We may also target other companies that service multinational clients for acquisition so that we can increase our client base and supplement our service offerings.

Strengthen our sales and customer support structure

Our country representatives play a vital role in the sales and marketing, local client support and implementation of our services on a global basis. Since we own all or a portion of only a few strategic country representatives, we have been able to expand geographically without the related financial and managerial costs associated with building large numbers of wholly-owned multinational sales and support organizations. We are constantly upgrading the skills of our country representatives as well as evaluating new opportunities to expand our sales channels through the addition of new country representatives and alternate sales channel partners. Our strategy is to capitalize on the strength of our country representatives and alternate sales channel partners to build market share among multinational enterprises.

Upgrade and expand our global network

We intend to continue to expand and technologically enhance The World Network to maintain our competitive advantage and to service our clients. As part of this strategy, we seek to decrease costs by deploying metropolitan fiber networks in key cities around the world and deploying additional network infrastructure within certain countries. We believe our increased investments in optical technology, our plans to evolve the backbone of The World Network towards a next-generation multi-service switching platform, and our growing support for alternate access methods will enable us to offer a broader range of value-added services that capitalize on the convergence of voice, video and data communications services. We have launched our Multi Protocol Label Switching, or MPLS, networking capability for IP Virtual Private Networks, or VPNs (both public and private), along with a comprehensive Class of Service offering, available across all Wide Area Network protocols. We also continue to develop our managed security solutions, which assist our clients in leveraging the public Internet, greatly increasing the “reach” of our global networking capabilities.

Improve profitability by increasing sales while at the same time controlling costs

We plan to improve profitability by increasing sales while at the same time controlling our costs. We expect to continue our dual sales strategy of selling additional services to existing clients and attracting new clients to use our service offering. We plan to pursue this strategy while at the same time implementing several initiatives that are intended to lower both direct and indirect expenses. For example, we have initiatives designed to lower local access costs by expanding our in-country reach in certain high-traffic locations. In addition, we have plans to lower our indirect expenses by leveraging our existing infrastructure and employee base across a broader base of operations. We are also making calculated investments in tools that are designed to create greater efficiencies across our enterprise. We believe that these measures will help us improve profitability and allow us to operate our business more efficiently.

Provide the highest level of quality and reliability for our services

We are committed to maintaining the highest level of quality and reliability in delivering data communications services over our network. Using our network management tools and systems, we are able to proactively monitor our global network operations and respond quickly to client problems, 24-hours a day, seven days a week. We have consistently met or exceeded our quality standards. In addition, we support our clients through our extensive local operations and certified help desks. To ensure this quality, we continue to make investments in client service and support, and continually evaluate our performance, including via electronic customer satisfaction surveys, in order to ensure our valued clients’ satisfaction. We also continue to hire and train experienced and technically sophisticated network support and services personnel. Our commitment to providing high quality services is evidenced by our receipt of numerous industry awards, including the World Communication Awards 2002 for “Best Carrier.” In June 2003, we were named “Best in Class” for the sixth consecutive time in a report and analysis of global service providers undertaken by Telemark Consulting Ltd., and we received the Network & Telecom 2002 Annual Enterprise Award, reader’s choice award, for “Best Corporate Telecom Provider.” In addition, we have received recognition from others in the industry including, among others, The Public Relations Society of America’s Bronze Anvil Award, MIT’s award for Communications Technology and The Sabre award for excellence in media relations.

Develop value-added services to meet our clients’ needs

We are committed to developing innovative products designed to meet our clients’ needs. Consistent with our awareness that client applications are broader than software, and include voice and video, we continue to evolve our converged service offerings so we can provide our clients with a complete solution to meet all of their network services needs. In addition, we have launched our IP VPN Secure service. This service uses MPLS to offer our clients the ability to prioritize their data, video and voice transmissions by assigning Classes of Service to them. To further enhance our network service offerings, we continue to raise our standards in service level management and security. Our expanded efforts in the area of “mobility” allow us to deliver business solutions across an increasingly diverse array of end-user devices.

Our Service Solutions

Our business focuses on providing mission critical value-added global data communications services to meet our clients’ global managed data communications needs. We use a consultative, application-oriented approach, branded as “Application Defined Networking,” to help our clients develop a network infrastructure that meets the unique needs of the enterprise applications in which they have invested. By analyzing how efficiently the enterprise-class applications – those applications that are the most network intensive and are mission critical to the client’s business – are running on a client’s network, we can identify a customer’s needs and use our extensive portfolio of products and services to provide global, customized solutions to fit those unique requirements.

We offer our clients either individual services that they can use as part of their own networks or more integrated solutions that combine several of our services. Examples of how our services and solutions meet our clients’ needs include:

•	For AOL, a leading interactive media company, we provide call center capabilities throughout Europe to distribute customer queries to the most qualified AOL support personnel;

•	For Nestle, a leading consumer products company, we provide enterprise-wide services, including IP and Network Management services in over 55 countries; and

•	For IBM, a leading manufacturer and seller of computer services, hardware and software, we provide multimedia services in 13 countries throughout Asia Pacific.

The World Network is the physical platform across which we seamlessly deliver all of our network services. Our Global Network Management/Local Support infrastructure is a combination of customer care, network management, network implementation, billing and field service that allows us to offer our solutions uniformly and consistently throughout the world.

We develop client solutions by working with our country representatives. In most cases, our country representatives interface directly with our clients and have responsibility for both selling and servicing each client location in their respective territories. To ensure that our services are provisioned with the highest quality of service, our country representatives oversee the deployment of each client solution using a highly-developed set of systems, processes and infrastructure that have been developed, tested and improved over the last 30 years. After installation, our integrated global billing system enables us to provide our clients a single invoice for all services.

We believe the time and capital that would be required to duplicate our global capabilities provides us with a significant competitive advantage as well as providing a barrier to entry to new entrants wanting to offer global managed network services.

Our services are organized into four categories: Network Services; Consulting Integration and Provisioning Services; Application Services and Other Communications Services. For a detailed description of the revenue associated with each of our service categories, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Network Services

We offer multinational enterprises global communications solutions delivered on our seamless, high performance network. Our clients use these services to manage information, including the secure delivery of mission critical enterprise applications that require predictable performance to users distributed worldwide. For example, manufacturing enterprises use our services to integrate production and inventory schedules, technology enterprises use our services to transmit design files and financial institutions use our services to connect their trading desks. Typically, clients employ these services to transmit information that is critical to their daily operations.

Within Network Services, we offer Intranet, Multimedia, Internet and Wireless/Remote Access Services.

Intranet Services.    Infonet was the first company to offer “application defined” worldwide Frame Relay services in more than 65 countries with customized performance levels. Through our Frame Relay service, we enable our clients to assign Class of Service levels to Frame Relay traffic for each application.

Our IP VPN Secure service supports IP VPNs to provide functionality similar to the public Internet but with the performance characteristics of The World Network. IP VPN Secure is a leading-edge service using MPLS and offering Classes of Service for data, video and voice transmissions. We offer our customers three levels of IP VPN Secure services to meet specific application performance characteristics in addition to voice and video Classes of Service. We back this capability with strong service level agreements. We were among the first providers to offer an intranet IP VPN service and have over a decade of experience in provisioning services using the world leading Internet Protocol. We believe that our IP VPN Secure services are also well designed for corporations seeking to establish extranets or engage in e-commerce.

Our global Asynchronous Transfer Mode, or ATM, services address the increasing demand for high speed integrated voice, video and data services, and for bandwidth-intensive applications, such as video conferencing. Using ATM, we can prioritize traffic using Class of Service technology and transmit voice, data and video with guaranteed quality of service at speeds up to 622 Mbps. These characteristics make ATM an excellent choice for broadband communications. By using ATM to integrate data, video and voice services, we believe that our clients realize the highest performance from their applications and achieve significant cost savings.

Multimedia Services.    For many global enterprises, critical business support functions such as telephony, faxing and video conferencing can be costly and inefficient. We believe that our MultiMedia Solutions address the unique needs for global voice and video communications and provide a range of more cost-effective, managed services for the multinational client.

Our voice and video services provide integration of multiple voice, video, fax and data networks onto The World Network to deliver a global enterprise solution. These services are available both as standalone solutions and as converged solutions that accelerate the transition from traditional switched voice and video services to packet based services. Because voice and video can be integrated with any of Infonet’s Class of Service Intranet services, clients have significant flexibility to design a service solution that is customized to meet their needs. In addition, we offer our clients a customized dial-plan capability and bill them with a single global invoice that includes location and call details.

Internet Services.    Our IP VPN Internet services enable clients to utilize Infonet as their global Internet Service Provider, or ISP, with consolidated support and billing across multiple countries to access the Internet or build an IP VPN over the public Internet. This capability is a distinct benefit for clients that would otherwise use multiple ISPs in different countries. Clients can connect to our Internet backbone from more than 55 countries using access services that include managed, dedicated and dial-up Internet access. We also offer advanced encryption and authentication services through agreements with Cisco Systems and Verisign, respectively. Our IP VPN Internet service is often used to complement our private IP network service, IP VPN Secure, in locations that cannot justify the cost or do not require the higher performance and associated costs involved with private IP networking.

Wireless/Remote Access Services.    Over the past ten years, we have evolved our remote access, or DialXpress, services to anticipate and satisfy our clients’ need for user mobility—the ability to access corporate information and applications wherever an end-user is working. To that end, we offer our clients a variety of remote access services on a wireline and wireless basis. Our remote access services provide our clients’ employees, who are traveling or who are located remotely, with access to the same network applications that are available at their primary office. Using our services, applications such as enterprise resource planning, file sharing, Internet access and e-mail are accessible with higher levels of security and performance than would normally be provided if these applications were accessed via the public Internet. We contract with some of the industry’s leading suppliers of enhanced security products to offer our clients security products that provide greater security than traditional password systems. As a result, our remote access service provides connectivity for “virtual offices” almost anywhere in the world, quickly, securely and cost-effectively.

We provide dial-up connectivity through The World Network that is designed to ensure secure access for our clients’ employees, business partners and customers. We also provide worldwide virtual private network connectivity for remote offices and local area networks, or LANs, that support small office/home office and business partner/client extranet solutions as well as basic Internet access requirements. We can offer network access on telecommuters’ home computers, through toll free dial-up service or via mobile devices, allowing clients to leverage their investment in other Infonet Network Services. In recent years, DialXpress has evolved to support established mobile technologies such as Global System for Mobile Communications, or GSM, Code Division Multiple Access, or CDMA, and High-Speed Circuit-Switched Data, or HS-CSD, and has gained industry recognition for its next-generation mobile access services.

In order to further improve our clients’ mobility and increase our ability to provide customized solutions, we are working on integrating next-generation mobile technologies (such as GPRS, or General Packet Radio Services and EDGE, or Enhanced Data for GSM Evolution) as well as the use of Wireless Local Area Network, or Wi-Fi/WLAN, hotspots into our service offerings. We expect our active involvement with operators in the development of the global GPRS (General Packet Radio Service) Roaming Exchange, or GRX, as well as active participation within the Wi-Fi organizations, to benefit us in these efforts.

Consulting, Integration and Provisioning

We offer provisioning and implementation services to our clients to implement the “last-mile” part of the solution. Our country representatives provide on-the-ground support and the local implementation necessary to deliver these services on a global basis. As part of our integrated solution, the country representatives provision leased lines from a local telecommunications provider to connect our customer sites to The World Network. In addition, our country representatives procure, install and maintain the appropriate customer premise equipment—the devices at the customer site that connect the client’s internal network with The World Network. We have traditionally provisioned customer premise equipment based on the local market price of the equipment. In an effort to reduce the costs of provisioning these devices, we are continually trying to negotiate more competitive prices on a global basis. We believe that few other global data communications service providers can offer similar localized services on a global scale.

Furthermore, in remote locations where wireline connectivity is impractical, we provide satellite-based clear channel network connections through our VSAT Connect Service. We currently offer this service in conjunction with Hughes Global Services. Our VSAT service has a virtually worldwide footprint and is fully supported 24-hours a day, seven days a week.

We also offer consulting services designed to assist multinational enterprises to better align their information technology investments and local area global networks with their primary applications, end-user requirements and business goals. We also offer consulting services that analyze the relationship between our clients’ applications and their network. Through our patent pending Network Analysis Program, we provide a customized solution to balance applications and sizing for end-user requirements.

Application Services

Our Application Services include messaging and collaboration services, managed extranet services, call center services and security services. We host e-mail services for our clients using Internet based messaging software and Lotus Notes software. Our e-mail hosting activities include management of the client servers, software support and services, and e-mail translations to Short Message Service, or SMS, text messaging and fax. Additionally we provide a means for our clients to leverage the electronic efficiencies of using an Extranet to connect customers, suppliers and business partners through our Managed Extranet Service.

Our call center services include four levels of customized real-time control, enabling our clients to harness what we believe to be the latest call center application technologies. This service provides our clients with the ability to dynamically monitor and control call routing based on demand. Using an Intelligent Call Routing platform, we manage all inbound call technology, including the provisioning and management of the local numbers in each country, and provide our clients with the ability to effectively route incoming traffic from across Europe. In this way we help our clients improve agent productivity and customer handling.

We offer security services for our clients. Our security services include data integrity using encrypted VPNs, digital certificates and one-time passwords for authentication, proxy and reverse proxy security gateways, and premise and regional firewall solutions to enforce corporate Internet and WAN security policies as well as intrusion detection services. Using these services, our clients can implement comprehensive global security measures while controlling the associated costs.

Other Communications Services

Other Communications Services include X.25 services and other communications services. As customers transition away from the X.25 legacy service to one of our Network Services, the number of customers in this category continues to decline.

Client Base

We power the networks of multinational clients that are diversified across both industry groups and geographic regions. We provide our services to many of the world’s largest multinationals. Our clients include 29% of the Fortune’s Global 500 for 2002, evidencing the central role we play in the global data communications industry. In the fiscal year ended March 31, 2003, we added 499 new client contracts, including a net 156 clients that transitioned to our platform from the AUCS platform. We ended the year with over 1,800 clients. No single client comprised more than 4% of our revenues in the year ended March 31, 2003.

A substantial portion of our revenues are under contract for one to three years, with contracts for some clients extending even further. Excluding Consulting, Integration and Provisioning services, which are used by substantially all of our clients, 43% of clients use multiple services, benefiting from our broad product portfolio. To date, our most popular suite of services have been our Intranet Services, with more than 78% of clients currently using these service. We also serve a diverse client base, with our largest clients representing various industries such as manufacturing, technology, banking, pharmaceutical and consumer products.

We believe that we attract and retain clients by offering secure, high quality services and support. In addition, we believe that our clients will continue to use our services because the act of switching service providers not only has the potential to compromise the security and performance of a client’s network, but also presents a significant inconvenience. For example, the customer would have to expend significant time to disconnect and reconnect the service and each service to be switched would experience disruptions during the transfer. These issues are exacerbated for our larger clients who use many of our services. As a result, we have kept our overall churn rate (measured by annual revenue lost from clients who stop using our services entirely) below 5% for each of the past three years. In addition, our larger clients typically have renewed their contracts with us and continue to use our services.

Distribution

Infonet employs a multi-tiered distribution strategy in order to maximize growth, use of our network and economies of scale. Our sales strategy utilizes both Direct Channels and Alternate Channels.

Direct Channels

We call our direct channel in-country sales and support units our country representatives. They give us the global reach and strong local presence in the countries in which we operate. We are present in over 70 countries and territories via our 58 country representatives.

As of March 31, 2003, our consolidated country representatives, those country representatives in which we own a controlling interest, consist of 10 separate country representatives that provide service in 12 countries— Belgium, Canada, France, Italy, Liechtenstein, Luxembourg, Mexico, Monaco, Russia, Turkey, the United Kingdom and the United States. Our consolidated country representatives accounted for approximately $188.2 million of our revenues in the year ended March 31, 2003, representing about 29% of total revenues. In addition to our consolidated country representatives, as of March 31, 2003, we had six country representatives in which we had an ownership interest that is less than fifty percent, and 42 country representatives in which we had no ownership stake. In the aggregate, our country representatives generated approximately 86% of our revenues in the year ended March 31, 2003.

We are the principal service provider to our clients and control the delivery of all Infonet services to them on an end-to-end basis. We own, control, configure, and manage our network and rely on our country representatives to deliver our services and maintain The World Network locally. We support each of our country representatives by providing regionalized, as well as centralized, sales and marketing support. In addition, we conduct sales training centrally and within each sales region, and we use computerized training to reinforce classroom training.

Each of our country representatives is involved in sales and marketing, operations and client support. They each maintain a sales force that directly calls on clients, coordinates the contract signing process, manages accounts on a daily basis and serves as the first point of contact for clients, generally providing service in the local language. We rely on our country representatives to apply their knowledge of the local operating, regulatory and market conditions to market our service offerings effectively to the local client base. In order to minimize our regulatory hurdles, our country representatives usually enter into the legal contracts with our clients. Sometimes, to adequately address the needs of a potential client, country representatives from different countries will collaborate with each other and make joint sales presentations. Once a new client has signed a contract, we configure the network for the service and coordinate with other country representatives to implement the solution for the client. Our country representatives take a leading role in implementing the last-mile part of the solution by provisioning leased lines and installing equipment at the client site. In addition, the country representatives provide local support for our services by operating local network nodes and, in some cases, housing and operating components of the infrastructure for specific services on our behalf.

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

Alternate Channels

Our alternate channels accounted for approximately 14% of our revenues in the year ended March 31, 2003. They are all entities in which we do not have an ownership interest and are classified into three different categories.

Partners.    Our partners are generally licensed to sell the totality of our product line.

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

In almost all cases, regardless of the alternate distribution channel utilized, clients are fully aware that Infonet is the service provider because the installation and other in-country support is provided by our direct channel country representative organization. Our revenues for a channel are categorized as alternate channel revenues in those instances where the services sold are provisioned by third parties or where services provisioned by Infonet are not sold as Infonet Services.

In a particular country, we may have more than one sales channel. Currently we believe that we have little channel conflict. Our alternate channels give us the opportunity to create incremental revenues from segments of the market that our direct channels do not reach. These channels also help us understand different market requirements and competitors, help us increase our total market penetration and allow us to leverage our cost to maintain The World Network. If channel conflict increases in the future, we believe it would be a positive indication that we are covering much larger segments of the global marketplace and thereby increasing our overall revenues.

AUCS Agreements

On October 1, 2002, our three-year arrangement with AUCS Communications Services N.V., Unisource, the then owner of AUCS (Unisource has since been liquidated), and the three companies that own AUCS—KPN, Swisscom and Telia—was terminated by its terms.

During the three-year term of our arrangement with AUCS, we purchased services from AUCS and provided those services to the distributors which served the AUCS end-users. Our services agreement with AUCS provided us gross margins of approximately 20% on the provision of the services to the distributors. We also obtained access to multinational corporate clients served by AUCS and increased the number of multinational corporate clients to which we could offer our services, with the expectation that, over time, this would result in the normal and transparent transition of some of these multinational clients onto The World Network and the use of our services. As a result of the AUCS arrangement, we were successful in transitioning approximately 237 AUCS clients to the Infonet platform. Subsequent to the termination of the AUCS arrangement on October 1, 2002, we no longer receive revenue associated with the provisioning of AUCS services.

The AUCS arrangement also included a three-year management agreement that terminated on October 1, 2002. Under the management agreement, we received a fee equal to 1.5% of the revenues associated with the AUCS services, subject to a defined maximum, and an incentive payment based upon the achievement of defined financial performance criteria. In accordance with the amount claimed, we received an interim payment of Euro 56 million (approximately $56.7 million) on December 15, 2002. In March 2003, in accordance with the Incentive Payment Agreement, the final incentive fee of Euro 77 million was agreed upon by the parties. In accordance with the Incentive Payment Agreement, of the unpaid incentive fee balance of Euro 21 million, Euro 16 million (approximately $16.9 million) was paid in April 2003 and Euro 5 million was placed in an escrow account for final disposition pending resolution of certain contingencies as required by the terms of the Incentive Payment Agreement.

In order to memorialize the termination of the AUCS arrangement, we entered into a termination and transition agreement as of September 30, 2002 with the parties to the AUCS agreements. The agreement provided for among other things: (i) the provision of certain services by us to AUCS and by AUCS to us for a limited period of time beginning October 1, 2002 and continuing through April 2003, in order to ensure a smooth transition after the termination of the management agreement and (ii) the terms of payment of certain fees and costs related to the termination and transition arrangements. Separately, we purchased various network equipment located across Europe from the AUCS business for approximately $1.5 million.

Promotion and Advertising

We recognize that strong brand development and increased name awareness are important in obtaining market share. In addition to print advertising, our promotional, public relations, sponsorships, merchandising and co-marketing programs during the year continue to promote Infonet’s name in our target marketplace.

In the fiscal year ended March 31, 2003, we concluded many successful enhancements to our corporate marketing activities that we believe have increased awareness, garnered industry awards and enhanced the stature of our corporation. These enhancements include: continuation of our marketing campaign based on the phrase “Insight Matters;” expansion of our Industry Analyst program, designed to increase awareness in this group; and the creation of a new client e-newsletter. Additionally, our media relations program has substantially increased the number of publicly available reports describing our services and capabilities.

In an effort to further develop brand awareness, we advertise in the world’s leading newspapers and business magazines and in high traffic locations such as major international airports. We have sponsored an entry in the Rose Parade, in Pasadena, California, for the past two years and we are a major sponsor of the Alinghi, the Swiss challenge to the America’s Cup, which won the America’s Cup for 2003. Each of these sponsored events is broadcast worldwide on television, providing us increased name awareness and recognition. As a result of these efforts, we were awarded the 2002 Superior Achievement in Branding and Reputation, or SABRE, Award in the category of Reporting Measurement for our Public Relations Calendar and Score Card grid system.

Industry Participants and Competition

The recent volatility in the data communications industry has witnessed several bankruptcies, including KPNQwest and Worldcom, Inc., creating uncertainty and deflationary pricing pressures. In light of these circumstances we believe that many existing and potential competitors have retreated from the global managed data communications marketplace. Our potential competitors include long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national and regional ISPs. In addition, there are established and start-up companies that have built global networks and are offering data communications as part of a comprehensive communications services portfolio. Our chief global competitor is France Telecom/Equant, followed by AT&T and MCI (previously known as Worldcom). In addition, we also compete regionally with some of the regional incumbents, such as BT Ignite and Deutsche Telekom in Europe and NTT in Asia. The markets in which we compete are highly fragmented. Most participants specialize in specific segments of the market, such as access or backbone provisioning; managed access, for example, intranets and extranets; application services, for example, Web hosting; security services; and communication services, for example, IP-based voice, fax and video services and commercial e-mail. Many of these existing and potential competitors have greater financial resources, larger customer bases, greater name recognition and more established business relationships within the industry than we do.

We believe that competition in the data communications market is mainly a function of the ability to offer a broad variety of innovative services available on a reliable network supported by an effective service organization. In addition, in order to meet all of the needs of multinational enterprises, managed data network providers need to establish a comprehensive “stewardship” role over their clients’ networks that embraces all network technologies and focuses on each individual client’s business processes. We believe that the key factors to our competitive position in this market are:

•	our global reach;

•	our full range of value-added services;

•	our ability to provide customized solutions;

•	our solid financial position;

•	the reliability of our extensive global network; and

•	our extensive country representative structure and the support it provides to our clients.

The World Network

We own and operate The World Network, one of the world’s largest seamless advanced fiberoptic global data networks in terms of geographic coverage, which is accessible from over 180 countries. Our network supports the major data communications protocols that allow us to offer a broad range of services. Our network architecture allows us to respond quickly to our clients’ changing needs for increased bandwidth capacity, reliability and security while continuing to manage data traffic patterns efficiently. Because we manage our network on an end-to-end basis, we are well positioned to control and customize the services we deliver to our clients.

Clients can access The World Network either directly using a dedicated line or through dial-up services by connecting to a local node. If a client uses a dedicated line to access the World Network, one of our country representatives leases the line with speeds up to 155 Mbps from a local telecommunications provider. Our dial-up services offer remote access to The World Network through the local public telecommunications networks. We plan to offer additional access methods and adapt them to our backbone for increased efficiency. Among those services planned or under review for clients that require higher speed access are digital subscriber line and broadband wireless remote access. Clients can choose to have us manage their entire provisioning and support at and between each client location.

The World Network is based upon a four-tier hierarchical structure, which we believe provides a competitive advantage because it allows for efficient traffic management, higher performance and reduced cost. This four-tiered hierarchical structure is comprised of high bandwidth Global Switching Nodes, mid-bandwidth Regional Switching/Access Nodes, In-Country Local Access Solutions and Extended Client Access solutions.

Global Switching Node Locations

We use our Global (or Backbone) Switching Nodes to cost effectively aggregate and distribute interregional network traffic flows. They are the major backbone switching locations within The World Network. Each of these node locations is equipped with Marconi ATM switches, interconnected by fiber optic transmission trunks ranging from 45 megabits per second, or Mbps, to 2.5 gigabits per second, or Gbps, and is capable of accepting multiple channel inputs of data. There are 81 Backbone Switching Node locations presently in service and located in 30 countries. Some of these nodes also serve as Regional Switching/Access Nodes.

Regional Switching/Access Node Location

We use our Regional Switching/Access Nodes to aggregate regional traffic and provide access to The World Network for clients with bandwidth-intensive applications. These nodes provide both switching and access services within The World Network. Each of these node locations is equipped with Marconi, Cisco, and Nortel devices. The Nortel Passport switches provide Frame Relay capability as well as high capacity access to the

Backbone Switching Nodes through our backbone. The Cisco hub and access routers provide high capacity local access for our clients and aggregation services for regional Internet Protocol, or IP, traffic. The Cisco hub routers can also use the Nortel Passport switches for connection to the Backbone Switching Nodes to exchange data interregionally. Our Marconi equipment enables us to provide ATM services. We have 182 Regional Switching/Access Node locations in 65 countries, each supported by onsite engineers. Dedicated customer access speeds range from 2Mbps to 45Mbps.

In-Country Local Access Solutions

In order to better serve our clients from a network access perspective, we are implementing several key initiatives aimed at further expanding our reach within certain countries and metropolitan areas, reducing local access costs. These initiatives include:

In-Country Solutions.    Our in-country initiatives are designed to expand our reach throughout certain countries by increasing the number of local access nodes available to our clients. This expanded reach brings us closer to our clients. In addition, our in-county solutions are transport technology neutral, thus enabling us to deliver a complete suite of network services at a reduced cost. One of our in-country solutions involves contracting with local telecommunications providers to establish in-country networks, or ICNs, in some of our high traffic locations. We have successfully deployed ICNs in the United States, France, Germany, the United Kingdom, Belgium and Italy. We are also evaluating additional countries for deployment later this year. As another part of our in-country solutions, we intend to deploy our own local access nodes in several countries during fiscal year 2004. Both of our expansion strategies rely on the use of Extended Access Points of Presence, or EAPOPs. Although we are currently using these EAPOPs for transport only, we may convert them into full service nodes in the future. By using an end-to-end managed “EAPOP” solution, we expect to realize significant cost reductions while maintaining quality levels of service.

The Optical Strategy.    Optical technology deployed in the network is the next evolutionary step for us. While it is not our current intent to create a separate optical backbone, we plan to continue to deploy optical network capabilities as an enhancement to our current infrastructure. We intend to limit this deployment in fiscal year 2004 to areas in which we have heavy capacity requirements and where the deployment will result in overall cost reductions. We are primarily implementing this solution in metropolitan areas. We have already deployed metropolitan networks in New York City, London and Los Angeles, with optical connectivity to Seattle, Boston and San Jose, and several more metropolitan rings are currently in progress. We plan to connect these metropolitan rings using optical technology to allow for greater efficiency in our network.

Extended Client Access Solutions

We provide access to the World Network from over 180 countries through interconnections with other global, regional and national networks. In remote locations where terrestrial connections or alternative paths for specific high availability applications are not available, we use satellite technology in collaboration with Hughes Electronics to provide clients access to The World Network via satellite links.

Backbone Capacity

Our backbone connects all nodes on The World Network. Traditionally, we have obtained backbone capacity from major telecommunications carriers through short-term leases. As bandwidth prices began to drop and purchased bandwidth became available, we replaced some of our short-term leases on major international and regional routes with more economical longer-term solutions. The term “purchased bandwidth”, which is used throughout this document, refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and IRUs (Indefeasible Rights of Use). In the current competitive market, we have reverted to short-term leases to improve our flexibility and to take advantage of ongoing cost reductions. We have invested significant capital resources to expand and upgrade our network in order to maintain our competitive advantage.

Network Protocols

Our network strategy is to support a wide range of managed data communications services over a common infrastructure. As such, our global network infrastructure supports a variety of protocols including ATM, Frame Relay, IP and X.25. Our existing network offers seamless managed data communications services on a worldwide basis. We have implemented MPLS Class of Service for our IP clients, which allows them to prioritize the delivery of their data by application and ensure that mission-critical applications receive a higher priority than other data transmissions. This capability also exists for our ATM and Frame Relay clients.

Our network is able to support broadband services that require asynchronous networking capabilities (for example, video services), as well as provide transport for aggregated data between our Regional Switching/Access Nodes and our Global Switching Nodes. Our network is the transport platform for our managed data communications services, and allows for the efficient and high-speed transport of voice, video and data traffic over a single network. This capability not only enables us to further leverage our network assets, but also allows us to capitalize on the demand for anticipated new service offerings that combine voice, video and data. Furthermore, as client demand for additional bandwidth, faster transmission speeds and enhanced service quality increases for applications such as desktop videoconferencing, we believe our investment in ATM technology will position us as a leading provider of these services.

Network Management

We manage our network and monitor its operation 24-hours a day, seven days a week through two network control centers, one located in Los Angeles and the other in Brussels, and a centralized global customer assistance center, or GCAC, located in Los Angeles. The GCAC oversees, coordinates and supports our local, in-country help desks. We offer a certification program that trains our local help desks to assume additional direct support responsibilities historically reserved for our centralized GCAC, thus allowing the local organizations to provide a higher level of direct technical support to their clients. To date, 31 local support organizations have been certified, and we anticipate extending certification to additional locations in fiscal year 2004. As an additional level of technical support for the GCAC, we provide highly trained and experienced technicians, our Global Technical Support, or GTS, team, located in Los Angeles, Brussels and Tokyo to resolve those customer needs that cannot be addressed by the first point of contact (local help desk or GCAC). As with our certification program for general customer support, we have implemented the GTS Extension program that trains technicians in our local organizations to provide this higher level of support offered by GTS in-country. To date, the GTS Extension program has been implemented in seven countries. Our total customer support operations, including those of our country representatives, consist of multilingual, technologically experienced staff in over 65 countries.

Our network management infrastructure is an integral component of the seamless delivery and management of our suite of services. We proactively monitor the “real-time” status of over 86,000 active network interfaces that provide performance feedback on a daily basis. Consistent information is available to all global support entities using trouble tracking services, network alerts and alarms, change configuration and security management processes. We continue to enhance these capabilities by adding automation tools and providing on-going training.

Network Security.    We have built and maintain an advanced security and control structure. Because we manage our global network from end-to-end, we maintain central control of network access, operations and maintenance. We protect our network through various means including firewalls, intrusion detection platforms, network address translation, filtering and network architecture structures, as well as various dedicated network and remote access authentication processes.

Backup Network Control Centers and Nodes.    Each of our network control centers serves as the primary control center during its regional business day. As a result, both locations are fully equipped to assume complete network control responsibilities for our network in case of a major disaster or other outage at one of our control centers. In addition, in order to lower the potential exposure from major failures or disasters affecting a node, or any individual network connection, we have implemented dual connections to all primary network nodes, along with alternate paths around any non-functional primary node. This structure provides for multiple paths through both nodes and network connections and is designed to minimize potential network disruptions to our clients worldwide.

Circuit Diversity.    With rare exceptions, nodes are connected to at least two other nodes via redundant connections so that no single connection failure will result in the isolation of the node. The failure of a connection results in the automatic rerouting of traffic to one or more alternate network paths. In the event of a node outage, transit traffic is automatically rerouted to paths around the failed node. In addition, we have, over our operating history, sought to ensure that our circuits are, to the extent practicably possible, diversely routed so that a major failure by a carrier in a given route does not result in a total network outage to our clients.

Disaster Recovery.    Under our disaster recovery plan, we distribute our critical operations over two global regions, which constantly share information with one another. Each of our network control centers and GCAC are essentially self-contained units located in diverse geographic regions, and thus provide natural disaster backup for each other as described below:

•	Network Control Centers in Los Angeles and Brussels;

•	Global Customer Assistance Center in Los Angeles;

•	National Customer Assistance Centers in 58 countries, including certified help desks in 28 countries; and

•	Global Technical Support Centers in Los Angeles, Brussels and Tokyo with extended support in the Netherlands, Belgium, Germany, France, Japan, Singapore and the United States through the GTS Extension program.

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

Quality Standards

We perform ongoing quality system audits and conduct client satisfaction surveys. As a result, we receive constant performance feedback to ensure that our quality systems meet client needs and our guaranteed network availability. We have achieved ISO 9001:2000 registration for our quality management system.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to protect our intellectual property and to obtain future patent or other proprietary protection. We rely primarily on trademark, copyright and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. These measures may not provide meaningful protection for our intellectual property. We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with our employees, partners and clients.

We also utilize trademarks on nearly all of our products, for which we have both registered and unregistered trademark protection in the United States and certain foreign countries. The specifics of trademark protection vary depending on the location, but provided we continue to use the trademark and follow the requirements for renewal, we expect our trademark protection to last indefinitely. We believe that our trademarks are of great value because of their contribution to the market identification of our products.

In addition, we have filed several U.S. patent applications relating to various software programs that allow us to collect and process certain performance statistics relating to a client’s network and thereby develop optimal network solutions. We may not receive any patents as a result of these applications or future applications. Even if patents are issued, the claims may not be sufficiently broad to protect our technology. In addition, any future patents could be challenged, invalidated or circumvented, and any rights granted under such patents may not provide us with meaningful protection. The failure of any patents to adequately protect our technology would make it easier for our competitors to offer similar products and negatively affect our ability to competitively exploit our patented products and technologies. In addition, we may not have foreign patents or pending applications corresponding to our U.S. patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not exist.

It is possible that our confidentiality agreements will be breached or will not be enforceable, and that we will not have adequate remedies for any such breach. In addition, despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In certain foreign countries, effective copyright, trademark and trade secret protection may not be available or may be limited. We may find it necessary to engage in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. In addition, we may be sued by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Litigation involving patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations, even if claims against us are not valid or successfully asserted.

Regulation in the United States

With regard to the vast majority of our business, we operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934, as amended, and as an enhanced service provider, as that term is defined in the Federal Communications Commission, or FCC, rules. The FCC currently does not regulate the data communications systems we operate in the United States because our special services features enhance the private data network facilities offered to clients by altering the format of the information transmitted in connecting clients to data switches or processors. These networks generally are referred to as value-added networks and are configured for the data transfer requirements of the specific clients. The FCC also does not regulate value-added services such as voicemail, facsimile, database access, storage and retrieval services, store-and-forward messaging services, network management services, and Internet access, which are not encompassed in the FCC’s definition of “basic telecommunications services” and which we refer to as enhanced services. Collectively, these services are classified for regulatory purposes as “information services.” In most foreign jurisdictions we operate as a value-added network provider. One of our subsidiaries, Infonet Telecommunications Corporation, has obtained authorizations to provide non-facilities-based resale interexchange (long distance) services in a number of states in the United States. Resale interexchange services are generally subject only to light regulation by the FCC and the states. We foresee this subsidiary serving only multinational enterprises to which we also provide unregulated enhanced data services. We do not intend for this regulated business to become a significant focus of our overall business strategy. Other than this one subsidiary, our operations currently are not regulated by the FCC or the states. In addition, although we do not otherwise operate as a common carrier, our subsidiary, Infonet Broadband Services Corporation, holds authorizations to provide international services between the United States and other countries on a common carrier basis. These authorizations require us to comply with specified regulatory filing and reporting requirements. If we begin to offer regulated telecommunications services as a common carrier, or if the FCC determines that our services constitute regulated telecommunications services, we will become subject to additional rules and policies. If we fail to comply with those rules and policies, we could become subject to enforcement actions or investigations, either of which could result in substantial penalties, including the loss of our authorization to provide telecommunications services.

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

Regulation in Non-U.S. Markets

Although most countries impose little or no regulation on our network operations, the laws and regulations governing our services are under review in many countries outside the United States and are subject to change. Consistent with our strategy of obtaining licenses or authorizations to provide regulated services when we are able to obtain more favorable facilities or capacity lease terms or interconnection arrangements, we have obtained facilities-based authorization to provide telecommunications services in several countries. We may also obtain authorizations in additional countries to meet our business needs. In some countries we are able to obtain the more favorable arrangements we seek simply by notifying the relevant government authority that we intend to provide certain services. In other countries, we are engaging in discussions with foreign regulators to determine whether we must apply for authorization in order to acquire or lease facilities or interconnect with other carriers.

Employees

As of March 31, 2003, including our consolidated country representatives, we had a total of approximately 1,050 employees, 376 of which are located internationally. There are approximately 620 additional personnel charged with selling and supporting Infonet services who are employed by our non-consolidated country representatives, all of whom are based internationally. We have not experienced any work stoppages and consider our relations with employees to be good. None of our employees is represented by a labor union.

RISK FACTORS

Investing in our common stock involves a high degree of risk. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price of our Class B common stock could decline, and you could lose all or part of your investment.

If we cannot maintain or increase prices, our revenue may decline and our losses may increase.

As the telecommunications market continues to experience transitional changes, we face several factors that may negatively affect our pricing:

•	weak global economic conditions;

•	the strengthening of incumbent operators may lead to high local access costs, requiring that we discount other components of our service offering in order to offer competitive pricing;

•	as carriers and operators emerge from bankruptcy, they may continue with disruptive pricing practices in order to retain or gain market share;

•	as national operators extend their services into regional markets they may lead with price, which leads to a reduction of pricing power by global multinational data network service providers; and

•	the emergence of information technology consultants has created more aggressive customers, which serves to deflate pricing in the sector.

As a result of these and other factors, our clients frequently transition to different and more cost effective solutions offered by us when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or even reduced prices under the renewed contracts. We refer to this as price erosion. We expect price erosion to continue for at least the near term.

The markets we serve are highly competitive and our competitors may have much greater resources to commit to growth, new technology or marketing.

Our current and potential competitors include other companies that provide data communications services to multinational businesses, systems integrators, national and regional Internet Service Providers, or ISPs, wireless telecommunications providers, cable television and satellite communications companies, software and hardware vendors, and long distance and local telecommunications companies. We expect that the data communications market will attract other established companies and multinational alliances. Further, there are established and start-up companies building global networks and beginning to offer data communications as part of a comprehensive communications services portfolio. Our competitors, which may operate in one or more of these areas, include companies such as France Telecom/Equant, AT&T and MCI (previously known as Worldcom). Our country representatives and suppliers, or their respective affiliates, are or could also become competitors either directly or through strategic relationships with our competitors. In addition, our six significant stockholders, KDDI Corporation, KPN Telecom B.V., Swisscom AG, Telefonica International Holding B.V., Telia AB and Telstra Corporation Limited, are among the world’s largest telecommunications companies. These stockholders, each of which has significantly greater resources than Infonet, have in the past, are currently, or may in the future, provide service offerings that are directly or indirectly competitive with our services. We have in the past and expect in the future to encounter competition as a result of the formation of global alliances among large telecommunications providers, such as the merger between France Telecom and Equant.

Several of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the telecommunications industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

•	develop and expand their network infrastructures and service offerings more quickly;

•	adapt better to new or emerging technologies and changing client needs;

•	take advantage of acquisitions and other opportunities more readily;

•	devote greater resources to the marketing and sale of their products; and

•	adopt more aggressive pricing policies.

Some of our competitors may also be able to provide clients with additional benefits at lower overall costs. In particular, the growth rate in the data communications industry may have begun to decline and, in response, several of our competitors have begun to lower the prices of their services, including data communications services, in an effort to attract a greater market share. We have responded, where appropriate, with similar price reductions; however, we may be unable to maintain this reduced pricing for an extended period of time and we may be unable or unwilling to meet any future price reductions. If our competitors lower their prices further or maintain their existing prices for an extended period of time and we are unable or unwilling to make similar adjustments to our pricing, our sales could decline. In addition, financial and competitive pressures have caused some of our competitors to seek protection from creditors, and in certain cases, renegotiate their operating cost structure with vendors, creditors and other third parties, including in some cases, in connection with bankruptcy proceedings. As a result, these companies may be able to operate more competitively in the future. We believe it is likely that, in light of the financial troubles that many telecommunications companies are currently experiencing, there will be a greater number of competitors who may lower their operating costs in bankruptcy or otherwise, or consolidate with other competitors with greater resources, any of which could increase competition in ways that may adversely affect our business, results of operations and financial condition.

We may not be able to achieve our strategic objectives unless we successfully, timely and cost-effectively expand our network and manage our growth.

We must continue to develop, expand and technologically improve our network infrastructure as the number of our clients, the amount of information they wish to transport and the number and sophistication of services they demand, increases. The development, expansion and technological improvement of our network infrastructure requires substantial financial, operational and management resources. If we fail to anticipate demand for data transport or client preferences for various services, we may not be able to adequately expand or improve our network. If we do not expand or improve our network rapidly enough, our existing network hardware, traffic management and other systems and operating facilities may become over stressed and operate inefficiently.

A variety of factors, uncertainties and contingencies that are beyond our control, will affect the continued expansion of our network, such as:

•	the availability of transmission capacity;

•	price of transmission capacity;

•	continued deployment of our ATM-based network;

•	availability of wireless transmission capacity and technologies;

•	local regulations; and

•	availability of country representatives or other third-party sales and support channels.

Currently, there is substantial volatility in the market price for transmission capacity. We cannot assure you that actual expansion time and cost requirements will be met in accordance with our plans. A failure to continue to expand our network may have a material adverse effect on our ability to service our clients, offer competitive and technologically advanced services and to grow our business.

We currently rely on a relatively small core management team. If we experience significant growth in our operations, it could place a significant strain on our management, financial controls, operating and accounting systems, personnel and other resources. If we grow, we must not only manage demands on this team but also increase its management resources by, among other things, continuing to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. In addition, our network infrastructure, technical support and other resources may not be sufficient to facilitate growth. If we do not successfully manage our growth, we may be unable to adequately support our clients’ communications needs in the future.

Our ability to retain our clients and provide them with new and innovative service offerings may suffer if we are not able to keep up with the rapid technological developments in our industry.

The global communications industry is subject to rapid and significant technological changes, such as continuing developments of alternative technologies for providing high-speed data communications. We cannot predict the effect of technological changes on our business. We may rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to communications and networking technologies. We expect that new services and technologies applicable to our market will emerge. New products and technologies may be superior or render obsolete the products and technologies that we currently use to deliver our services. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and may therefore be unable to offer services in a competitive manner. If the global communications industry fails to set standards to allow for the compatibility of various products and technologies on a timely basis or at all, any new products and technologies may not be compatible with our existing technologies.

If we are unable to maintain our country representative and third-party sales channel relationships, then our ability to sell and support our services may be negatively impacted.

We are and will continue to be significantly dependent on a number of third-party relationships, including relationships with our non-consolidated country representatives and partners, to market and support our services. Many of our arrangements with third-party providers are not exclusive and may be terminated at the convenience of either party. We cannot assure you that these third parties regard our relationship with them as important to their own respective businesses and operations, that they will not reassess their commitment to us at any time in the future, that they will meet their sales targets or that they will not develop their own competitive services.

We may not be able to maintain our current relationships or form new relationships with third parties that supply us with clients or software and related products that are important to our success. Accordingly, we cannot assure you that our existing or prospective relationships will result in sustained business partnerships, successful service offerings or the generation of significant revenues.

We rely on our country representatives for most of the support and local implementation necessary to deliver our services on a global basis. We also rely on these country representatives for insights into local operating and market conditions. The failure of these country representatives to perform their tasks or operate their businesses effectively could, in turn, adversely affect our business. In addition, we sometimes provide our country representatives with equipment and installation services to facilitate our market participation. We may have limited recourse, or potentially no recourse, if they do not perform the services that we expect them to perform, and we may not be able to recover our equipment. Our recourse may be limited because the local laws and judicial system may not be effective in enforcing our rights. Also, our country representatives are parties to the legal contracts with clients. If these agreements are terminated, the clients have no legal obligation to purchase our services.

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

Our alternate sales channel represents our indirect sales force and consists of various telecommunications companies that integrate some or all of our services into their product offerings. In the fiscal year ended March 31, 2003, revenues from our alternate sales channels accounted for 14% of our total revenues. As a result, we depend upon the continued viability and financial stability of these entities, as well as upon their continued interest and success in selling our products. Within our indirect sales channel, our services are often marketed under the name of the telecommunications company itself, not Infonet. Increased pricing competition resulting from the slowing of the growth rate within the data communications industry is making it more difficult for these entities to generate sufficient revenues. Many of the telecommunications companies within our alternate sales channel have experienced difficult financial circumstances. Some have already initiated bankruptcy or liquidation proceedings, and others may experience similar problems in the near future. The loss of one or more telecommunications companies within our alternate sales channel could have a significant impact on our revenues.

If our vendors cease providing service to us for any reason, our operations may be adversely affected, operating expenses and capital expenditures may increase and our net loss may increase.

Due to financial and competitive pressures in some industries, including the telecommunications industry, a number of our bandwidth providers have experienced severe financial difficulties and related operational problems. Some have even initiated bankruptcy or liquidation proceedings. Additional vendors may experience similar problems in the future. These financial and operational problems of our vendors have in some cases resulted in, and could in additional cases result in, an inability of these vendors to provide us with the services we have contracted for, including, in some instances, a loss of our rights under our agreements for purchased bandwidth. In the bankruptcy context in particular, it is unclear how indefeasible rights of use agreements, or IRUs, will be characterized under the federal bankruptcy code or analogous laws of other jurisdictions. We cannot predict at this time how a bankruptcy court will treat an IRU. If additional financially struggling vendors cease operations or otherwise cease providing us the services we contracted for, or if a bankruptcy court concludes that our vendor agreements may be validly rejected in bankruptcy or the agreements are otherwise adversely affected, then we may be required to replace any assets required to run our business which have been adversely affected. We cannot assure you that we will be able to replace these assets on favorable terms or at all. As a result, we may lose any amounts we have paid to obtain the services contracted for and our operations could be adversely affected, our operating expenses could increase and our net loss could increase.

Delays or expense in receiving transmission capacity or delays in equipment delivery or loss of our equipment suppliers could impair our ability to provide service, the quality of the services we can provide and our results of operations.

We acquire, by lease or by purchase, transmission capacity from a wide range of suppliers, to connect client premises over the local loop via incumbent local exchange carriers’ networks to our network and for other network connections. We have from time to time experienced short-term delays in receiving the requisite transmission capacity from suppliers. In addition, we cannot assure you that we will be able to obtain local loop connections to our service points at favorable prices, as this access may be controlled by a single service provider. We also cannot assure you that we will be able to obtain these services in the future within the time frames required by us and at a reasonable cost. Any failure to obtain transmission capacity on a timely basis and at a reasonable cost in a particular market, or any interruption of local access services, could have an adverse effect on our ability to provide service or our service levels.

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

We and other network services providers may in the future experience interruptions in service as a result of financial difficulty of our suppliers, fire, natural disasters, power loss, or the accidental or intentional actions of service users, current and former employees and others. Although we continue to implement industry-standard disaster recovery, security and service continuity protection measures, including the physical protection of our plant and equipment, similar measures taken by us or by others have been insufficient or circumvented in the past. We cannot assure you that these measures will be sufficient or that they will not be circumvented in the future. Unauthorized use of our network could potentially jeopardize the security of confidential information stored in the computer systems of, or transmitted by, our clients. Furthermore, addressing security problems or interruptions of service may result in interruptions, delays or cessation of services to our clients. These factors may result in liability to us or our clients.

Because we have international operations, we face additional risks related to global political and economic conditions.

We operate in and intend to expand further into international markets. We cannot be sure that we will be able to obtain or build the necessary global communications infrastructure in a cost-effective manner or compete effectively in international markets. There are risks inherent in conducting business internationally. These include, among others:

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

Any of these factors could adversely affect our operations. In addition, a substantial portion of our revenue is derived from European clients. Therefore, although our historic revenue growth has not been materially adversely affected by general economic conditions, a future slowdown or recession in the European economy, in particular, could have a material adverse effect on our revenues and profitability.

Adverse currency fluctuations and foreign exchange controls could decrease revenues we receive from our international operations or increase our costs as measured in U.S. dollars.

We invoice substantially all sales of our services to our country representatives and our indirect sales channel partners in U.S. dollars. Accordingly, most of our revenue is denominated in U.S. dollars. Our consolidated country representatives may derive their revenue and incur maintenance and other expenses in currencies other than U.S. dollars. To the extent that, either directly or through our consolidated country representatives, our expenses in a currency other than the U.S. dollar do not match our revenue in that currency, our operating results are subject to foreign currency exchange risk. Our non-consolidated country representatives’ and alternate sales channel partners’ operating results may also be subject to foreign currency exchange risk because they are obligated to pay us in U.S. dollars but may derive their revenue in currencies other than the U.S. dollar. Our obligations, together with the obligations of our country representatives and sales channel partners whose revenue are in foreign currencies may be subject to unpredictable and indeterminate fluctuations if those currencies change relative to the U.S. dollar. Furthermore, we, our country representatives or our sales channel partners may become subject to exchange control regulations which might restrict or prohibit our or their conversion of currencies into U.S. dollars. We cannot assure you that future exchange rate movements will not have a material adverse effect on our sales, gross profit or operating results.

If members of our senior management team leave Infonet, then our ability to operate our business may be negatively affected.

Our future success depends to a significant extent on the continued services of our senior management, particularly Jose A. Collazo, President, CEO and Chairman of the Board of Directors, Akbar H. Firdosy, our Chief Financial Officer, Paul A. Galleberg, our Chief Legal Officer and other members of our executive management team. The loss of the services of Mr. Collazo, Mr. Firdosy or Mr. Galleberg, or any other present or future key employee, could have a material adverse effect on the management of our business. We have employment agreements with Mr. Collazo, Mr. Firdosy and Mr. Galleberg. We do not maintain “key person” life insurance for any of our personnel.

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

Our Class A common stockholders, in the aggregate, also beneficially own approximately 78% of our Class B common stock, which, combined with their Class A stock, equals more than 95% of our voting power. These stockholders exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could have a material adverse effect on our stock price.

We have entered into a stockholders agreement with all of our Class A stockholders. This stockholders agreement provides that each Class A stockholder holding at least 14.95 million shares of our Class A common stock has the right to nominate one of our directors, and each Class A stockholder agrees to vote all of its shares in favor of the directors nominated by the other Class A stockholders and for our president as a director.

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

All of our Class A stockholders have the right to convert their Class A common shares into Class B common shares at any time on a one-for-one basis. If our shareholders sell a large number of shares of Class B common stock in the market, either through the conversion and sale by one of our Class A shareholders of its Class A common shares into Class B common shares, or otherwise; if the perception exists that large sales could occur; or if there are sales by us, our management or our stockholders, the market price of our Class B common stock could decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our quarterly operating results may vary, which may cause volatility or a decline in the price of our Class B common stock.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include, among other things:

•	the size and timing of significant equipment and transmission capacity purchases;

•	the timing of new service offerings;

•	changes in our pricing policies or those of our competitors;

•	the timing of our network expansion;

•	the loss of significant clients;

•	market acceptance of data communications generally and of new and enhanced versions of our services in particular;

•	the length of our contract cycles;

•	our success in expanding our sales force and expanding our distribution channels; and

•	taxes.

In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to global communications capacity, depreciation, real estate expenses and personnel, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Due to the factors noted above and the other risks discussed in this section, you should not rely on period-to-period comparisons of our results of operations. Quarterly results are not necessarily meaningful and you should not rely on them as an indication of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our Class B common stock may fall.

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

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. On December 5, 2001, the first of nine complaints alleging securities fraud was filed against us and several of our current and former officers and directors. The nine lawsuits have been consolidated and a consolidated class action complaint has been filed on behalf of public investors who purchased our securities during the period from December 16, 1999 through August 7, 2001. The consolidated class action complaint alleges that defendants made misrepresentations and omissions regarding our AUCS channel in our Form S-1 registration statement and the accompanying prospectus for our initial public offering and in other statements during the class period.

On March 1, 2002, the first of three shareholder derivative suits was filed against us as a nominal defendant and certain current and former members of our board of directors. On August 23, 2002, the three actions were consolidated. The current complaint alleges that the defendants breached their duties toward Infonet either through their alleged participation in, or alleged failure to adequately oversee, the purported conduct and events that are alleged in the securities class action lawsuits described above and an alleged violation of California Corporations Code Section 25403. For a more detailed description of these lawsuits, see “Item 3. Legal Proceedings.” We are unable to predict the outcome of this litigation and it could result in substantial costs to us and a diversion of our management’s attention and resources.

We face uncertain and changing regulatory restrictions which could limit our operating flexibility and increase our costs.

With the limited exceptions discussed below, in general the services we provide are not currently subject to direct regulation by Federal Communications Commission, or the FCC, or the states. Future changes in legislation or regulation, however, could result in some aspects of our current operations becoming subject to regulation by the FCC or a state of the United States. If the FCC or a state seeks to regulate some segments of our activities as “telecommunications services,” we cannot predict the impact, if any, that this future regulation or regulatory changes would have on our operations.

One of our subsidiaries, Infonet Telecommunications Corporation, has obtained authorizations in a number of states in the United States to provide non-facilities-based resale interexchange (long distance) services. Resale interexchange services are generally subject only to light regulation by the FCC and the states. In addition to the licenses held by Infonet Telecommunications Corporation, we currently hold FCC common carrier authorizations to provide international telecommunications services between the United States and other countries. We also have obtained facilities-based authorizations to provide telecommunications services in several other countries and may obtain authorizations in additional countries to meet our business needs. Our licenses subject us to the jurisdiction of the relevant regulatory body which, in turn, may require that we make specified regulatory filings and pay attendant fees. Future regulatory, judicial and legislative changes in countries in which we operate may impose additional costs on us or restrict our activities. In addition, regulators or third parties may raise material issues with regard to our compliance with applicable regulations. Failure to comply with applicable laws or regulations in the United States, or other countries in which we operate, could prevent us from carrying on our operations cost effectively.

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

Item 2.     Properties

Our headquarters are located in a facility consisting of approximately 150,000 square feet in El Segundo, California, which we purchased for $33.1 million in March 2000 pursuant to a 15-year mortgage. In March 2003, we paid off this mortgage in full. In December 2001, we acquired a new, approximately 120,000 square foot office building adjacent to our existing headquarter facilities to accommodate current and future growth. We purchased the building for cash in the amount of $25.3 million. This building requires interior improvements ranging from $6 million to $10 million. We initially plan to use one floor, approximately 30,000 square feet, for ourselves and offer the unoccupied space for lease to third parties until such time as we need it to accommodate additional growth.

In addition, we lease sales offices domestically and internationally in a variety of locations. These leases generally have terms of three to five years. None of these offices is critical to our success, and we believe that suitable additional or alternative space is available on commercially reasonable terms as needed.

We also lease facilities for our network control centers, global customer assistance center and engineering offices around the world. We lease these facilities at commercial rates under standard commercial leases. We believe that suitable space for these operations is generally available on commercially reasonable terms as needed.

Item 3.     Legal Proceedings

On December 5, 2001, the first of nine complaints alleging securities fraud was filed against us and several of our current and former officers and directors in the United States District Court, Central District of California. The lawsuits have been consolidated under the caption, In re Infonet Services Corporation Securities Litigation, Master File No. 01-10456 NM (CWx). A Consolidated Class Action Complaint was filed on July 3, 2002 on behalf of public investors who purchased our securities during the period from December 16, 1999 through August 7, 2001. The Consolidated Class Action Complaint names the following defendants: Infonet; our Chief Executive Officer and Chairman, Jose A. Collazo; our Chief Financial Officer, Akbar H. Firdosy; certain of our current and former Board of Director members: Douglas Campbell, Eric M. de Jong, Morgan Ekberg, Masao Kojima, Joseph Nancoz and Rafael Sagrario; the holders of our Class A common stock: KDDI Corporation, KPN Telecom, Swisscom AG, Telefonica International Holding B.V., Telia AB and Telstra Corporation Ltd; and the underwriters of our initial public offering: Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Inc., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney Inc.

The Consolidated Class Action Complaint alleges that defendants made misrepresentations and omissions regarding the AUCS channel in our Form S-1 registration statement and the accompanying prospectus for our initial public offering of Class B common stock and in other statements and reports during the class period. The plaintiffs assert counts against us and our officers and directors for violations of Sections 11, 12 and 15 of the Securities Act of 1933 and violations of Section 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs have requested a judgment determining that the lawsuit is a proper class action, awarding compensatory damages and/or rescission, awarding costs of the lawsuit and awarding such other relief as the court may deem just and proper. All of the defendants have filed motions to dismiss the Consolidated Class Action Complaint, which are set for hearing on July 21, 2003.

On March 1, 2002, the first of three shareholder derivative suits was filed in Los Angeles County Superior Court against us as a nominal defendant and certain current and former members of our Board of Directors. On August 23, 2002, the Court entered an order consolidating the three actions under the lead case, Benny v. Collazo et al., Case No. BC 269140, and appointing lead counsel. On September 20, 2002, plaintiffs filed a Consolidated Derivative Complaint.

On January 16, 2003, defendants’ demurrer to the Consolidated Derivative Complaint was sustained, and plaintiffs were given leave to file an amended complaint. Plaintiffs filed a First Amended Consolidated Derivative Complaint (“First Amended Complaint”) dated January 30, 2003. The First Amended Complaint alleged that the defendants breached their duties toward us either through their alleged participation in, or alleged failure to adequately oversee, the purported conduct and events that are alleged in the securities class action lawsuits described above, including a claim against the holders of our Class A common stock for alleged insider trading under California Corporations Code Section 25402. The First Amended Complaint sought monetary damages from defendants on our behalf, as well as equitable and injunctive relief, including the imposition of a constructive trust.

In an order dated May 16, 2003, the Court sustained defendants’ demurrer with leave to amend. On May 27, 2003 plaintiffs filed a Second Amended Consolidated Derivative Complaint (“Second Amended Complaint”) which named us as a nominal defendant and Messrs. Collazo, Arai, Campbell, de Jong, Ekberg, Hartman, Karrer, O’Rourke, Sagrario and Firdosy as defendants. In addition to the previously asserted causes of action, the Second Amended Complaint asserts a cause of action against Messrs. Campbell, de Jong, Ekberg and Sagrario for alleged violation of California Corporations Code Section 25403. Defendants’ demurrer to the Second Amended Complaint is scheduled for hearing on July 1, 2003.

We are unable at this time to predict the outcome of either of these actions. As of this date, we do not believe that these, or any other litigations to which we are a party, could reasonably be expected to have a material adverse effect on our business or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. We have not been involved in any litigation that has had a material adverse effect on our business or financial condition in the past three years. From time to time, we may be involved in other litigation that arises in the normal course of our business operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for our Class A common stock. As of June 15, 2003, there were six stockholders of record of our Class A common stock. Our Class B common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “IN.” During fiscal year 2003, we filed an application with the Frankfurt Stock Exchange (the “FSE”) to voluntarily delist our securities from trading on the FSE. The FSE granted our application, and the delisting was effective as of April 14, 2003. As of June 15, 2003, there were approximately 559 stockholders of record of our Class B common stock, par value $.01 per share. The following table sets forth, for the period indicated, the high and low closing sales price for our Class B common stock as reported on the NYSE.

Fiscal Year Ended March 31, 2002	High	Low
First Quarter	$8.75	$6.10
Second Quarter	8.70	1.88
Third Quarter	2.69	1.48
Fourth Quarter	2.67	1.90

Fiscal Year Ended March 31, 2003	High	Low
First Quarter	$2.48	$1.69
Second Quarter	2.63	2.12
Third Quarter	2.39	1.92
Fourth Quarter	2.08	1.14

Dividend Policy

We have not paid any dividends on our common stock since we became a public company, and we do not expect to pay any dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by our board of directors.

Sales of Unregistered Securities

We have made no sales of unregistered securities during the fiscal year ended March 31, 2003.

Use of Proceeds

On December 15, 1999, our Form S-1 registration statement (File No. 333-88799) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 51,282,300 shares of our Class B common stock. The offering commenced on December 16, 1999 and the sale to the public of 51,282,300 shares of common stock at $21.00 per share was completed on December 21, 1999 for an aggregate price of approximately $1.076 billion. The registration statement covered an additional 7,692,342 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These additional shares were purchased on January 13, 2000. The managing underwriters were Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Rothschild, Goldman, Sachs & Co., Lehman Brothers and Salomon Smith Barney. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $38.5 million and other expenses of approximately $2.4 million. Total offering expenses of approximately $40.9 million resulted in net offering proceeds to us of approximately $766.8 million. Specified 10% owners of our Class B common stock participated in the offering and received, net of expenses paid by those owners, an aggregate of $256.4 million.

We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

•	the repayment of long-term debt under our credit facility of approximately $60.0 million;

•	the repayment of long-term building mortgage indebtedness of approximately $25.5 million;

•	the purchase of assets that were under operating leases for approximately $7.0 million;

•	expansion of our network infrastructure, including purchased bandwidth and continued deployment of our ATM-based network, for approximately $477.0 million;

•	the purchase of an office building to accommodate our future growth for approximately $25.3 million;

•	the repurchase of shares of our Class B common stock for approximately $14.8 million;

•	to fund working capital needs of approximately $45.2 million; and

•	for general corporate purposes of approximately $40.4 million.

Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in investment grade marketable securities.

Additional information required by this Item is provided pursuant to Item 12 of this Annual Report on Form 10-K.

Item 6.     Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this annual report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of March 31, 1999, 2000 and 2001 and for each of the years in the two year period ended March 31, 2000 have been derived from our audited consolidated financial statements which are not included in this annual report. The selected consolidated financial data as of March 31, 2002 and 2003 and for each of the years in the three year period ended March 31, 2003 have been derived from our audited consolidated financial statements which appear elsewhere in this annual report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,(1)
	1999	2000	2001	2002	2003
	(In thousands, except per share amounts)
Consolidated statement of operations data:
Services revenues, net	$302,997	$481,444	$661,945	$645,779	$580,543
Management contract incentive fee	—	—	—	—	73,653

Total revenues	302,997	481,444	661,945	645,779	654,196

Operating costs and expenses(2):
Communication services costs	53,734	129,656	174,223	155,848	102,429
Integration and provisioning costs	70,954	97,574	149,449	162,321	171,091
Bandwidth and related costs	38,847	76,398	107,860	109,888	148,676
Network operations	50,332	64,102	79,504	102,188	123,542
Selling, general and administrative	87,303	142,554	127,222	140,198	155,637

Total operating costs and expenses	301,170	510,284	638,258	670,443	701,375

Operating income (loss)	1,827	(28,840)	23,687	(24,664)	(47,179)

Other income (expense):
Interest income	1,881	14,560	43,293	25,029	14,366
Interest expense	(689)	(7,162)	(11,892)	(11,061)	(6,777)
Other, net	382	(1,310)	49	392	(2,301)

Total other income, net	1,574	6,088	31,450	14,360	5,288

Income (loss) before provision (credit) for income taxes and minority interest	3,401	(22,752)	55,137	(10,304)	(41,891)
Provision (credit) for income taxes	(180)	3,996	27,680	2,164	177,559

Income (loss) before minority interest	3,581	(26,748)	27,457	(12,468)	(219,450)
Minority interest	132	(43)	224	851	476

Net income (loss)(3)	$3,449	$(26,705)	$27,233	$(13,319)	$(219,926)

Basic and diluted earnings (loss) per common share(3)(4)	$0.01	$(0.06)	$0.06	$(0.03)	$(0.47)
Basic weighted average number of common shares outstanding	373,750	417,197	470,712	471,058	468,670
Diluted weighted average number of common shares outstanding	373,750	417,197	472,599	471,058	468,670
Other consolidated financial data:
Net cash provided by (used in):
Operating activities	$11,911	$25,620	$71,633	$100,836	$93,966
Investing activities	(20,679)	(145,691)	(669,795)	(80,237)	23,990
Financing activities	5,828	839,613	9,514	(10,698)	(122,036)

	As of March 31,(1)
	1999	2000	2001	2002	2003
	(Dollars in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$8,681	$727,681	$137,599	$147,180	$146,730
Total current assets	90,277	940,746	810,229	727,663	617,045
Total assets	182,263	1,222,327	1,345,931	1,410,139	1,094,727
Current liabilities	73,271	203,565	262,466	169,920	169,629
Total debt	15,837	117,782	126,079	118,171	6,232
Total stockholders’ equity	76,717	876,051	927,753	1,097,791	882,678

Other operating data:
Number of ports	10,590	14,468	16,772	18,836	20,081
Number of country representatives	56	55	55	57	58
Number of dedicated personnel:
U.S.	573	636	718	711	674
Non-U.S.(5)	678	704	802	877	996

(1)	Our fiscal year is the 52 or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, we have described the 52-week periods ended April 2, 1999, March 31, 2000, March 30, 2001, March 29, 2002 and March 28, 2003 as the years ended March 31, 1999, 2000, 2001, 2002 and 2003, respectively.
(2)	Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The material reclassifications are described more thoroughly in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	The years ended March 31, 2000, 2001, 2002 and 2003 include a non-cash, pre-tax compensation charge of $33.4 million, $11.1 million, $16.6 million and $13.5 million, respectively, resulting from the conversion of our stock appreciation rights and our stock options from book value options and rights to market value options and rights in connection with our initial public offering. The charge in the year ended March 31, 2001 is net of a $5.3 million non-recurring credit resulting from an amendment to one of our stock-based compensation plans.
(4)	As of March 31, 1998, there were no options, warrants or other forms of potential common stock issued by us. Our outstanding common stock purchase rights represent the only form of potential common stock as of March 31,1999. All of these rights were excluded from the computation of diluted earnings per share in 1999 because their inclusion would have had an antidilutive effect on earnings per share. Our outstanding common stock options represent the only form of potential common stock as of March 31, 2000. All of these options were excluded from the computation of diluted earnings per share in 2000 because their inclusion would have had an antidilutive effect on earnings per share. Our outstanding common stock purchase rights and stock options represent the only form of potential common stock as of March 31, 2001, 2002 and 2003. The dilutive effect of outstanding purchase rights and stock options on earnings per share in 2001 was insignificant. All of the outstanding purchase rights and stock options were excluded from the computation of diluted earnings per share in 2002 and 2003 because their inclusion would have had an antidilutive effect on earnings per share.
(5)	Includes employees of non-consolidated country representatives.

Quarterly Operating Performance

The following tables set forth unaudited quarterly financial data for the fiscal years ended March 31, 2002 and 2003.

	Three Months Ended,
	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003
	(Dollars in thousands, except per share amounts)
Revenues	$147,307	$142,815	$198,294	$165,780
Operating income (loss)	(54,626)	(12,880)	31,977	(11,650)
Net income (loss)	(36,420)	(6,217)	18,229	(195,518)
Basic and diluted earnings (loss) per common share	$(0.08)	$(0.01)	$0.04	$(0.42)

	Three Months Ended,
	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002
	(Dollars in thousands, except per share amounts)
Revenues	$171,854	$160,230	$155,100	$158,595
Operating income (loss)	117	(10,857)	(8,712)	(5,212)
Net income (loss)	2,530	(3,502)	(8,808)	(3,539)
Basic and diluted earnings (loss) per common share	$0.01	$(0.01)	$(0.02)	$(0.01)

Our revenues and operating income vary from quarter to quarter due to a number of factors including the timing of new client contracts, new service offerings, changes in our pricing policies or those of our competitors and the timing of our continued network expansion. Our operating income (loss) also varies from quarter to quarter due to timing of expenses related to provisioning of our services. Our net income (loss) varies from quarter to quarter due to changes in income tax expenses related to our ability to realize our deferred tax assets. Quarterly results are not necessarily meaningful and you should not rely on them as an indication of our future performance.

In the fourth quarter of fiscal year 2003 we recorded a valuation allowance of approximately $181.7 million against our entire net domestic deferred tax assets. This valuation allowance is discussed more fully under “Critical Accounting Policies” below.

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

We provide cross-border managed data communications services to multinational corporations worldwide. We offer our services to our clients directly through country representatives and indirectly through alternate sales channels consisting of major international telecommunications carriers and value-added resellers. We deploy a broad array of fully managed data communications services over our reliable, secure, and high quality global network, which we refer to as The World Network. The World Network is an extensive and versatile network that can be accessed by our clients from over 180 countries.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Income Taxes

During the year ended March 31, 2001, we filed a request for determination from the Internal Revenue Service, or IRS, regarding the propriety of establishing an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which we obtained access to certain customers served by AUCS and cash of $40.0 million in exchange for the issuance to the three stockholders of 47.84 million shares of our Class B common stock. In November 2001, we received a favorable determination from the IRS that an intangible asset relating to the access to these customers was created by the transaction. The intangible asset, which may be amortized in our tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly, in the fiscal year ended March 31, 2002, we recorded a deferred tax asset of approximately $171.0 million, representing the deferred tax benefit assuming an estimated 38.5% tax rate. United States Securities and Exchange Commission Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to these customers was valued at the stockholders’ basis of $0. Correspondingly, the $171.0 million credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

At March 31, 2003, the unadjusted net book value of our deferred tax assets totaled approximately $183.0 million, which was principally comprised of the remaining carrying value of the intangible asset discussed above of approximately $131.6 million and the benefit associated with domestic tax losses, incurred during the years ended March 31, 2002 and March 31, 2003, of approximately $37.8 million. The provisions of SFAS No. 109 “Accounting for Income Taxes”, require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. During our fiscal 2003 fourth quarter-end, based on our estimates of fiscal year 2004 operating performance, we determined that it is likely that we will incur a cumulative loss for the three-year period that includes fiscal years 2002, 2003 and 2004. We believe this determination represents negative evidence such that SFAS No. 109 requires that we realize a valuation allowance related to our intangible deferred tax asset. Accordingly, in the fourth quarter we recorded a valuation allowance of approximately $181.7 million against our entire net domestic deferred tax assets. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic tax benefits in future results of operations.

We believe that our determination to record a valuation allowance to reduce our deferred tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recording a valuation allowance has on the assets reported on our balance sheet is material.

We operate, and are subject to income taxes, in many foreign jurisdictions and in many taxable jurisdictions around the world. As a result, our reported tax provisions are based, in part, on our judgments as to the amount of income that may be subject to tax in certain foreign jurisdictions.

Our management has discussed these critical accounting estimates and judgements with the audit committee of our board of directors and the audit committee has reviewed this related disclosure.

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

Included in our property, equipment and communication lines is purchased bandwidth with a net book value of $231.8 million as of March 31, 2003. Purchased bandwidth with a net book value of approximately $11.0 million as of March 31, 2003 was purchased from a company which has filed a voluntary petition for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions and has not completed those proceedings. We refer to these assets as “at-risk purchased bandwidth.” While the company has not completed its bankruptcy proceedings, we believe, based on information available to us, that the bankruptcy proceedings will not affect our purchased bandwidth, and we have not recognized an impairment of the purchased bandwidth as of March 31, 2003. However, if we experience a permanent disruption in services on these facilities as a result of these bankruptcy proceedings, a charge may be recorded to write-off the purchased bandwidth.

During the fiscal years ended March 31, 2002 and March 31, 2003, we wrote-off purchased bandwidth with a net book value of $1.6 million and $40.8 million, respectively. At March 31, 2002, we reported that our additional at-risk purchased bandwidth had a net book value of $44.1 million. This purchased bandwidth, which did not include the purchased bandwidth that was written off during the year ended March 31, 2003, is no longer considered to be at risk as the carriers have emerged from bankruptcy proceedings or have otherwise had a change in circumstances such that we believe a permanent disruption of service from these carriers is unlikely. The purchased bandwidth that was written off during the year ended March 31, 2003 was determined to be at risk during the year ended March 31, 2003. Finally, during the year ended March 31, 2003, we determined that the $11.0 million of purchased bandwidth referred to in the preceding paragraph is at-risk as a result of bankruptcy proceedings.

We believe that our determination not to recognize an impairment of the at-risk purchased bandwidth is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment of the purchased bandwidth would have on the assets reported on our balance sheet would be material. If, at March 31, 2003, we were to recognize an impairment of the at-risk purchased bandwidth in the total amount of our current at-risk purchased bandwidth, our property, equipment and communication lines would decrease from $231.8 million to $220.8 million, or 5%.

Our determination relating to the value of the purchased bandwidth is subject to change. The court in the bankruptcy proceeding may determine that we are not entitled to use of the bandwidth. If this occurs, we would likely experience a permanent disruption in service on that bandwidth and the fair value of the bandwidth would likely be significantly decreased. At that point we would record an impairment charge equal to the net book value of the purchased bandwidth.

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this related disclosure.

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our owned network, which had a net book value of $347.7 million as of March 31, 2003. We currently estimate that undiscounted cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference between the carrying value and the fair value of those assets.

We believe that our determination not to recognize an impairment loss on our long-lived assets is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment loss would have on the assets reported on our balance sheet would be material. If our estimated future undiscounted cash flows were to decrease a hypothetical ten-percent, the long-lived assets continue to be recoverable and we would not be required to recognize an impairment of our long-lived assets.

Our determination relating to the value of the long-lived assets is subject to change because it is based on our estimates of future cash flows. We believe that the undiscounted cash flows are sufficient to recover the carrying value of our long-lived assets.

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this related disclosure.

Valuation Allowance for Revenue Credits and Accounts Receivable

We make estimates of future client credits for the services provided during the reporting period through the analysis of historical trends and known events. Management’s judgment and estimates must be made and used in connection with establishing the revenue reserves associated with discounts earned on special client agreements and billing reserves for pricing changes and client disputes. Material differences may result in the amount and timing of our revenue adjustments if management projections differ from actual results. Similarly, our management must make estimates regarding the collectibility of our accounts receivable. We specifically analyze accounts receivable including historical bad debts, client concentrations, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

The valuation allowance for revenue credits and accounts receivable was $14.9 million and $17.7 million as of March 31, 2002 and 2003, respectively. The increase is primarily due to the $5.7 million bad debt expense related to the bankruptcies of several of our resellers. If management over or under estimated the reserves by a hypothetical ten-percent, the valuation allowance for revenue credits and accounts receivable would decrease or increase by $1.8 million.

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

Our management has discussed this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed this related disclosure.

Outsourcing and Management Agreements with AUCS

On October 1, 2002, our three-year arrangement with AUCS Communications Services N.V., Unisource, the then owner of AUCS (Unisource has since been liquidated), and the three companies that own AUCS—KPN, Swisscom and Telia—was terminated by its terms.

Services Agreement—During the three-year term of our arrangement with AUCS, we assumed AUCS’ obligations to provide various services to its clients. Our services agreement with AUCS provided us gross margins of approximately 20% on the provision of these services. The revenues and expenses resulting from this arrangement are referred to in this report as outsourcing services revenues and expenses. We also obtained access to multinational corporate clients served by AUCS and increased the number of multinational corporate clients to which we could offer our services, with the expectation that, over time, this would result in the normal and transparent transition of some of these multinational clients onto The World Network and the use of our services. As a result of the AUCS arrangement, we were successful in transitioning approximately 237 AUCS clients to the Infonet platform. Subsequent to the termination of the AUCS arrangement on October 1, 2002, we no longer receive revenue associated with the provisioning of AUCS services.

Through March 31, 2003, we transitioned 237 clients from the AUCS platform to our services, substantially all of which were transitioned during the year ended March 31, 2003. The revenues generated from transitioned clients during the year ended March 31, 2003 were approximately $17.9 million per quarter at the time of their transition. The 237 transitioned clients include 54 clients who, over the course of our outsourcing arrangement with AUCS, had also become our clients by purchasing Infonet services, and 27 clients who had regional networks and have since discontinued our service. This resulted in a net increase of 156 Infonet clients. During prior periods, most of the revenues from these 237 clients were reported as outsourcing services revenues.

As clients transitioned from the AUCS platform to our services, revenues and the number of clients by channel generally shifted from alternate sales channels to country representatives (direct channels). As of March 31, 2003, we no longer have outsourcing services clients; this compares to 636 outsourcing services clients (135 direct channel clients and 501 alternate sales channel clients) as of March 31, 2002. The 501 decrease in alternate sales channel clients includes 156 clients that transitioned to our services and primarily became non-outsourcing services direct channel clients.

For each of the fiscal years ended March 31, 2001, 2002 and 2003, outsourcing services revenues have been reported in Consulting, Integration & Provisioning Services (for access related services) and Other Communications Services (for all other services). To the extent the business has transitioned onto the Infonet platform, these revenues are no longer reflected in Other Communications Services, but instead are reported in the appropriate product-based category. Access related services for the transitioned clients continue to be reported in Consulting, Integration and Provisioning Services. Revenues by region were not affected by the transition because revenues from these clients when they were reported as outsourcing services were included in the EMEA region and continue to be included in the EMEA region after the transition to our platform.

Our expenses related to outsourcing services revenues had been approximately 80% of the revenues we received from clients using the AUCS platform and we had reported this expense as country representative compensation. To the extent that transitioned business is managed by our non-consolidated country representatives, we make country representative compensation payments, based on current agreements, to the respective country representative. To the extent the business is sold through alternate channels, there is no country representative compensation, but we now incur incremental expense for multinational support compensation. The country representative compensation and support compensation are reported in Communication Services Costs and Integration and Provisioning Costs based on the related service. Additionally, the incremental Bandwidth and Related Costs, Network Operations, and Sales, General, and Administrative expenses associated with these revenues are also included in the appropriate category. With the termination of the AUCS services agreement, we no longer have the contractual right to a gross margin of approximately 20%. The revenue that has transitioned to the Infonet platform now generates approximately the same profit margins as existing Infonet business.

Management Agreement—The AUCS arrangement also included a three-year management agreement that terminated on October 1, 2002. Under the management agreement, we received a fee equal to 1.5% of the revenues associated with the AUCS services, subject to a defined maximum. During the years ended March 31, 2001, 2002 and 2003, we recognized approximately $3.7 million, $4.0 million, and $1.7 million, respectively, in management fees. The decrease in management fees for the year ended March 31, 2003 principally resulted from the termination of the management agreement half way through the fiscal year.

The management agreement also provided for an incentive fee payment payable upon termination of the management agreement based upon our achieving certain performance criteria. The incentive fee payment was equal to the amount by which AUCS Entities Adjusted EBITDA Losses (as defined in the management agreement) for the period from October 1, 1999 to September 30, 2002 was less than Euro 295.3 million. In accordance with the terms of the management agreement, we presented a claim for the incentive fee payment. We received and recognized as revenue a payment of Euro 56.0 million (approximately $56.7 million) on December 15, 2002. In March 2003 the parties entered into an Incentive Payment Agreement in which we agreed upon the final incentive fee payment of Euro 77.0 million, which includes the Euro 56.0 million already paid. In accordance with the Incentive Payment Agreement, Euro 5.0 million of the unpaid portion (Euro 21.0 million) of the incentive fee was placed in an escrow account for final disposition pending resolution of certain contingencies. We expect this resolution to occur by March 31, 2004. Accordingly, we have recognized as revenue Euro 16.0 million (approximately $16.9 million) during the three months ended March 31, 2003. During the year ended March 31, 2003 we recognized Euro 72.0 million (approximately $73.7 million) as incentive fee revenues.

Termination Agreement—In order to memorialize the termination of the AUCS arrangement, we entered into a termination and transition agreement as of September 30, 2002 with the parties to the AUCS agreements. The agreement provided for among other things: (i) the provision of certain services by us to AUCS and by AUCS to us for a limited period of time beginning October 1, 2002 and continuing through April 2003, in order to ensure a smooth transition after the termination of the management agreement and (ii) the terms of payment of certain fees and costs related to the termination and transition arrangements. Separately, we purchased various network equipment located across Europe from the AUCS business for approximately $1.5 million.

Components of Revenues

We measure revenue by three different means: by service, by distribution channel and by region.

Revenues by Service

Our revenues are derived from providing a broad range of integrated service solutions to our multinational clients worldwide. The revenue is classified in the following categories:

•	Network Services—which includes revenues from Intranet, Internet, Multimedia and Wireless/Remote Access services;

•	Consulting, Integration and Provisioning Services—which includes revenues from consulting, design, installation and implementation of each client’s particular networking needs; satellite connectivity; and our Global Connect services, whereby we install and manage leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use our Network Services;

•	Applications Services—which includes revenues from messaging, collaboration, managed extranet, call center, security and other value-added services; and

•	Other Communications Services—which includes revenues from X.25 transport services and other communications services as well as service access fees.

We currently derive a majority of our revenues from the sale of Network Services, specifically intranet services, wireless/remote access and Internet services. Intranet services comprise a majority, approximately 80%, of our Network Services revenues. We expect that Network Services will continue to constitute the largest component of our revenue base going forward. We also anticipate that a significant portion of our future revenue growth will come from Network Services and Consulting, Integration and Provisioning Services. Our Other Communications Services revenues include outsourcing services under the arrangements with AUCS, which terminated in October 2002 (see discussion above). Excluding outsourcing services, Other Communication Services revenues have declined over the last two fiscal years. We expect this decline to continue as our clients transfer to non X.25 based transport services.

Revenues by Distribution Channel

We offer our services through country representatives and through alternate sales channels such as major telecommunication service providers, value-added resellers, and licensed distributors. In the year ended March 31, 2003, country representatives contributed 86% of our total revenues, while alternate sales channels contributed 14% of our total revenues. Most of the outsourcing services revenues have been categorized as alternate sales channel revenue.

Country Representatives—As of March 31, 2003 we had 58 country representatives, 10 consolidated and 48 non-consolidated, which together provide services in more than 70 countries and territories. Our consolidated country representatives are those in which we own, directly or indirectly, greater than a 50% equity interest. Our consolidated country representatives provide services in 12 countries and accounted for approximately $188.2 million, or approximately 29% of our total revenues, in the year ended March 31, 2003.

Our service agreements with our country representatives generally give us the right to recommend prices for services, set revenue targets jointly, determine staffing jointly, in many cases appoint one of the three members of the advisory review board, and terminate the agreement if the country representative fails to meet the revenue targets or if we cannot agree on revenue targets for two consecutive years. In addition, each agreement outlines the compensation and pricing arrangements with the country representatives. Established rates and support charges are generally the same for all country representatives throughout the world. Our country representatives determine the prices they charge clients, in accordance with our recommended prices and standard discounts, and enter into contracts with clients to provide services using The World Network. We bill our country representatives and recognize the full amount of revenues for all of our services delivered to the clients. The country representatives bill us for the sales and support services they provide, which we account for as country representative compensation. The country representative bears the risk of collection from contracts they enter into directly with clients as well as the exchange rate risk.

Alternate Sales Channels—Our alternate sales channels (including partners, licensed distributors, and resellers) sell all or a portion of our suite of services in their territories to clients that require one or more of our global communications services that the alternate sales channel does not independently supply. Our relationships with our alternate sales channels typically are governed by multi-year contracts, under which we provide services to our alternate sales channels who then solicit orders for our services or resell our services to clients on terms our alternate sales channels determine.

Revenues by Region

We provide our services throughout the world, with revenues billed and costs incurred in more than 70 countries and territories. We are organized into three regions: Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific. Due to the multinational nature of our client base, the regional revenues are not based on where the services are provided, but rather on the jurisdiction in which we invoice our services. We currently derive a majority of our revenues in the EMEA region, and we expect that revenues from that region will continue to comprise the largest component of our revenue base going forward. Our Asia Pacific region has experienced the most significant growth from the year ended March 31, 2002 to the year ended March 31, 2003. We anticipate that we will experience a significant portion of our future revenue growth in the Americas and EMEA regions.

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

Price Erosion

As the telecommunications market continues to experience transitional changes, we face several factors that may negatively impact our pricing:

•	weak global economic conditions;

•	the strengthening of incumbent operators may lead to high local access costs requiring that we discount other components of our service offering in order to offer competitive pricing;

•	as carriers and operators emerge from bankruptcy, they may continue with disruptive pricing practices in order to retain or gain market share;

•	as national operators extend their services into regional markets they may lead with price, which leads to a reduction of pricing power by global managed data network service providers; and

•	the emergence of information technology consultants has created more aggressive clients, which serves to deflate pricing in the sector.

As a result of increasing competition in the markets we serve, our clients frequently transition to different and more cost effective solutions offered by us when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or reduced prices under the renewed contracts. We refer to this as price erosion. For the year ended March 31, 2003, we estimate our price erosion of multi-year contracts up for renewal to have been approximately 20% on average, a figure greater than we have historically seen. The price erosion on some renewals, depending on the size and needs of the client, has been greater than 20%. We expect this trend of historically high price erosion to continue for at least the near-term.

In order to counter the effect of price erosion, we launched a targeted program aimed at retention and growth of existing clients. This program establishes the metrics to calibrate performance and provides the sales organization with the tools needed to retain and grow existing clients in the face of severe pricing pressures at the time of contract renewal.

Client Contracts

The client contracts generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. The client contracts generally have a term of one to three years; however, when clients implement a number of our services, they may choose to extend the contracts for a longer period of time. Our country representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations through which they access our network, increase the speed of that access, increase the sophistication of the services they use, or extend the term for existing services.

Revenue Recognition

We record revenues for network services; consulting, integration and provisioning services; applications services; and other communications services when the services are provided. Such services are provided under client contracts, which generally have a term of 1 to 3 years. Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, the amount of revenue recognized from contracts entered into by non-consolidated country representatives is the gross amount of revenue billed to the end-user client. The amount of end-user revenue to which the non-consolidated country representative is entitled for sales and support services is reflected as country representative compensation, which is included in communications services costs and integration and provisioning costs in our results of operations. Installation fee revenues are amortized over the average customer life. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenue when earned. An allowance for customer credits is accrued concurrently with the recognition of revenue.

Components of Costs and Expenses

Expense Reclassification

Previously, we classified our operating costs and expenses into the following four categories:

•	Country representative compensation

•	Bandwidth and related costs

•	Network operations

•	Selling, general and administrative

These categories of expenses were described in our annual report on form 10-K for the fiscal year ended March 31, 2002.

As demand for our various services and our client requirements change, our cost structure has changed. Specifically, over time our clients’ requirements for customer premises based services have grown. Additionally, our clients continue to require in-country support. These factors, combined with the impact of price erosion, have resulted in costs related to customer premises based equipment and in-country support comprising a larger percentage of our total expenses than we have experienced historically. These costs increase and decrease directly with increases and decreases in revenue and are, therefore, variable. To provide greater visibility into the relationship of these variable expenses to our total expenses as well as revenue, we have eliminated the country representative compensation expense category and have introduced two new expense categories, namely “Communication services costs” and “Integration and provisioning costs”.

We now classify our operating costs and expenses in the following five categories:

•	Communication services costs

•	Integration and provisioning costs

•	Bandwidth and related costs

•	Network operations

•	Selling, general and administrative

Previously, country representative compensation was entirely comprised of amounts we paid to our country representatives for the sales and support services the country representatives provided to our clients that were sold in that country representative’s country. These costs are variable and increase as the revenues we receive from our country representatives’ clients increase. During fiscal 2001, 2002, and 2003, country representative compensation also included amounts paid to AUCS for services provided under the outsourcing agreement.

Support compensation reflects the amounts paid to our country representatives for the support services, including provisioning of local access lines to connect clients to the World Network, they provided to our clients that were sold in other countries. These costs are also variable and increase as the amount of multinational support our clients require increases. Previously, support costs were reported in sales, general and administrative expenses.

Both of the above mentioned costs are now reported in communication services costs or integration and provisioning costs, depending on the product to which they relate, as described below.

Communication Services Costs

Communication services costs, including both country representative compensation and support compensation, consist of costs associated with Network Services, Application Services and Other Communication Services revenues. The country representative compensation was previously reported in the country representative compensation category (reference (a) in reclassification table below). The support compensation expense was previously reported in the selling, general and administrative category (reference (b) in reclassification table below).

Integration and Provisioning Costs

Our integration and provisioning costs include expenses related to Global Connect revenues, or the provisioning of the “last mile” whereby we install and manage leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use our Network Services. These expenses are paid in the form of country representative compensation and support compensation to country representatives as well as local access costs paid directly to local telecom service providers. Integration and provisioning costs also include the amortization of installation expenses over the life of the client contract. The country representative compensation was previously reported in the country representative compensation category (reference (c) in reclassification table below). The support compensation expense was previously reported in the selling, general and administrative category (reference (e) in reclassification table below). The local access costs, incurred by consolidated country representatives for provisioning the last mile services for the client, were previously reported in the bandwidth and related costs category (reference (d) in reclassification table below).

Bandwidth and Related Costs

Our bandwidth and related costs are primarily comprised of leasing and amortization expenses associated with the leasing or purchasing of network circuits. Prior to 1999, we typically obtained backbone capacity through short-term leases. We bear leasing expenses regardless of whether we lease directly or indirectly through another entity that may lease communications lines locally on our behalf. As bandwidth prices began to drop and capacity became available for purchase, we began to replace some of our short-term leases on major international and regional routes with much more economical longer-term solutions. Currently, a substantial portion of our backbone network was purchased and the amortization of these assets is included as an expense. In the current competitive market, we have reverted to short-term leases to improve our flexibility and to take advantage of ongoing cost reductions. However, we retain the flexibility to obtain long-term capacity when it is economical to do so. Bandwidth and related costs also include related equipment, maintenance and personnel costs.

Network Operations

Our network operations expense includes costs associated with our network management, operations and support activities related to The World Network. These costs include personnel, occupancy, maintenance, equipment depreciation, outsourcing costs and other network related costs.

Selling, General and Administrative

Selling expenses consist primarily of personnel costs and incentive compensation related to our consolidated country representative sales force, as well as costs related to providing centralized sales and marketing support for our non-consolidated country representatives. Our selling expenses also include promotion, advertising, travel and entertainment expenses. General and administrative expenses consist primarily of salaries and other compensation, and occupancy costs for executive, financial and accounting, human resources, legal and other administrative personnel, as well as company-wide management incentive related costs.

The table below summarizes the reclassification from the four expense categories reported in previous periods (columns) to the five new expense categories (rows). We believe this expanded presentation of expenses provides a better understanding of the behavior of our expenses as our product and channel mix changes and improves visibility into our expenses.

Expense Reclassification Table

	Year Ended March 31, 2003
	Country Representative Compensation		Bandwidth and Related		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$81,581	(a)	$—		$—	$20,848	(b)	$102,429
Integration and provisioning costs	38,630	(c)	11,902	(d)	(548)	121,107	(e)	171,091
Bandwidth and related costs	—		148,676		—	—		148,676
Network operations	—		—		123,542	—		123,542
Selling, general and administrative	—		—		—	155,637		155,637

Total—Prior Classifications	$120,211		$160,578		$122,994	$297,592		$701,375

	Year Ended March 31, 2002
	Country Representative Compensation		Bandwidth and Related		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$148,349	(a)	$—		$—	$7,499	(b)	$155,848
Integration and provisioning costs	63,678	(c)	10,747	(d)	619	87,277	(e)	162,321
Bandwidth and related costs	—		109,888		—	—		109,888
Network operations	—		—		102,188	—		102,188
Selling, general and administrative	—		—		—	140,198		140,198

Total—Prior Classifications	$212,027		$120,635		$102,807	$234,974		$670,443

	Year Ended March 31, 2001
	Country Representative Compensation		Bandwidth and Related		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$168,322	(a)	$—		$—	$5,901	(b)	$174,223
Integration and provisioning costs	67,116	(c)	17,578	(d)	—	64,755	(e)	149,449
Bandwidth and related costs	—		107,860		—	—		107,860
Network operations	—		—		79,503	1		79,504
Selling, general and administrative	—		—		—	127,222		127,222

Total—Prior Classifications	$235,438		$125,438		$79,503	$197,879		$638,258

Notes	(a) through (e) are used in the paragraphs above to describe each of the expense reclassifications.

Compensation Charges Related to Stock Option and Stock Appreciation Rights Grants

In April 1999, we granted options to employees for the purchase of approximately 3.71 million shares of our Class B common stock at an exercise price of $0.84 per share pursuant to our 1998 Stock Option Plan. The 1998 Stock Option Plan was a book value plan, which converted to a market value plan upon the close of our initial public offering, creating a new measurement date for the stock options. Since the exercise price of these options was substantially below the price to the public of $21.00 per share in the offering, we record a non-cash compensation charge over the five-year vesting period of the options. The amount of this charge is a function of the public offering price of our Class B common stock. Based upon the price of our Class B common stock in our initial public offering, this charge will total approximately $66.6 million, of which approximately $20.4 million, $13.4 million, $13.6 million and $10.9 million was recognized in the fiscal years ended March 31, 2000, 2001, 2002 and 2003, respectively. The remaining charge will be amortized to expense at a rate of approximately $2.8 million per quarter through December 31, 2003.

During December 1998, we issued approximately 1.21 million stock appreciation rights, or SARs, and during the fiscal year ended March 31, 2000 we issued approximately 561,000 SARs to employees pursuant to our SARs Plan. The SARs vest 25% per year, commencing in January 2001, and were indexed to our Class B common stock at a base price of $0.84 per share. We recorded a compensation charge in each quarter of the vesting period based upon the difference between the exercise price and market value of our Class B common stock during the vesting period. The total amount of this charge is a function of the price of our Class B common stock during the vesting period. During the fiscal year ended March 31, 2000, these charges were approximately $13.0 million. As of March 31, 2000, approximately 77,000 SARs had been forfeited by employees. During the fiscal year ended March 31, 2001, we amended our SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of our Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that the SARs may be settled with stock or cash at our sole discretion. In accordance with Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans,” we are accounting for the tandem award as equity instruments and the plan, as amended, as a fixed plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The amendment to the SARs plan created a new measurement date. We credited stock-related compensation by approximately $5.3 million to reflect the stock price at the new measurement date. The remaining unrecognized compensation expense of approximately $1.7 million at March 31, 2003, will be amortized ratably over the remaining vesting period at a rate of approximately $600,000 per quarter through December 31, 2003. During each of the fiscal years ended March 31, 2001, 2002 and 2003, these charges were approximately $2.4 million.

Additionally, we grant stock options to certain consultants and other non-employee personnel. These options are accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which triggers stock based compensation expense that is included in our results of operations. Through the fiscal year ended March 31, 2003, these charges were immaterial.

Results of Operations

The following tables summarize our revenues by service, by distribution channel, by region and by country for each of the years ended March 31, 2001, 2002 and 2003. Outsourcing services, or Non Core, refers to the revenues and expenses resulting from the services agreement with AUCS, as described in the “Outsourcing and Management Agreements with AUCS” section above. Infonet platform, or Core, refers to total revenues and expenses excluding outsourcing services. (Dollars in thousands)

Revenues by Service

	Total
	Year Ended March 31,
	2001		2002		2003
Network Services	$283,248	43%	$305,226	47%	$321,661	49%
Consulting, Integration and Provisioning Services	179,932	27	193,092	30	191,080	29
Applications Services	10,540	2	8,269	1	21,974	4
Management Contract Incentive Fee	—	0	—	0	73,653	11
Other Communications Services	188,225	28	139,192	22	45,828	7

Total revenues	$661,945	100%	$645,779	100%	$654,196	100%

	Outsourcing Services (Non Core)
	Year Ended March 31,
	2001		2002		2003
Network Services	$—	0%	$—	0%	$—	0%
Consulting, Integration and Provisioning Services	46,150	24	38,777	27	6,661	24
Applications Services	—	0	—	0	—	0
Other Communications Services	143,645	76	106,919	73	21,419	76

Total revenues	$189,795	100%	$145,696	100%	$28,080	100%

	Infonet Platform (Core)
	Year Ended March 31,
	2001		2002		2003
Network Services	$283,248	60%	$305,226	61%	$321,661	51%
Consulting, Integration and Provisioning Services	133,782	28	154,315	31	184,419	29
Applications Services	10,540	2	8,269	2	21,974	4
Management Contract Incentive Fee	—	0	—	0	73,653	12
Other Communications Services	44,580	10	32,273	6	24,409	4

Total revenues	$472,150	100%	$500,083	100%	$626,116	100%

Revenues by Distribution Channel

	Year Ended March 31,
	2001		2002		2003
Country representatives (direct channels):
Number of representatives	55		57		58
Number of clients	1,503	(a)	1,594	(a)	1,581
Country representatives’ revenues	$405,201		$405,480		$560,101 (c)
Percent of total revenues	61%		63%		86%

Alternate sales channels:
Number of sales channel partners	24		27		24
Number of sales channel partners’ clients	1,014	(b)	884	(b)	248
Alternate sales channels’ revenues	$256,744		$240,299		$94,095
Percent of total revenues	39%		37%		14%

(a)	Country representatives’ number of clients includes 135 outsourcing services clients in fiscal years 2001 and 2002.
(b)	Alternate sales channel partners’ number of clients includes 754 and 501 outsourcing services clients in fiscal years 2001 and 2002, respectively.
(c)	Country representatives revenues includes the $73.7 million incentive payment in fiscal year 2003.

Revenues by Region

	Year Ended March 31,
	2001		2002		2003
Americas	$144,897	22%	$142,572	22%	$212,665	32%
Europe, Middle East and Africa (EMEA)	465,543	70	423,730	66	351,147	54
Asia Pacific	51,505	8	79,477	12	90,384	14

Total revenues	$661,945	100%	$645,779	100%	$654,196	100%

Revenues by Country

	Year Ended March 31,
	2001		2002		2003
United States(a)	$134,774	20%	$133,222	21%	$127,868	20%
Netherlands	105,191	16	97,192	15	75,979	12
Germany	45,559	7	40,017	6	51,380	8
Switzerland	40,992	6	37,078	6	39,885	6
Japan	13,275	2	26,521	4	35,554	5
Sweden	63,657	10	47,345	7	35,462	5
United Kingdom	80,088	12	80,454	12	34,450	5
France	39,180	6	32,871	5	26,292	4
Other countries	139,229	21	151,079	24	153,673	24

Total service revenues	661,945	100	645,779	100	580,543	89

Management contract incentive fee	—	0	—	0	73,653	11

Total revenues	$661,945	100%	$645,779	100%	$654,196	100%

(a)	United States excludes a $73.7 million management contract incentive fee in fiscal year 2003.

This table sets forth financial data from our consolidated statements of operations for the years ended March 31, 2001, 2002 and 2003 expressed in each case as a percentage of revenues.

	Year Ended March 31,
	2001	2002	2003
	(As a percentage of revenues)
Revenues	100%	100%	100%
Operating costs and expenses:
Communication services costs	26	24	16
Integration and provisioning costs	23	25	26
Bandwidth and related costs	16	17	23
Network operations	12	16	19
Selling, general and administrative	19	22	23

Total operating costs and expenses	96	104	107

Operating income (loss)	4	(4)	(7)
Other income (expense)
Interest income	6	4	2
Interest expense	(2)	(2)	(1)
Other, net	0	0	(1)
Provision for income taxes	(4)	0	(27)
Minority interest	0	0	0

Net income (loss)	4%	(2)%	(34)%

The following tables set forth, as indicated, total revenues, revenues from our outsourcing services and revenues from services on the Infonet Platform for each of the years ended March 31, 2001, 2002 and 2003. With the termination of our arrangement with AUCS effective October 1, 2002, we no longer received any outsourcing services revenues after that date. In that regard, we are providing the following information to demonstrate (1) the total revenues received as a result of the AUCS arrangement and (2) operations of our business excluding the impact of AUCS over the last three years. We believe this information is useful to investors in understanding our ongoing operations. You should note that revenues from the Infonet platform include revenues from clients that were formerly outsourcing services clients but that transitioned to the Infonet platform. Accordingly, the revenues represented as Infonet platform revenues may not be indicative of what our revenues on the Infonet platform would have been without the AUCS arrangement.

	Total
	Year Ended March, 31
	2001	2002	2003
Services revenues, net	$661,945	$645,779	$580,543
Management contract incentive fee	—	—	73,653

Total revenues	661,945	645,779	654,196

Operating costs and expenses:
Communication services costs	174,223	155,848	102,429
Integration and provisioning costs	149,449	162,321	171,091
Bandwidth and related costs	107,860	109,888	148,676
Network operations	79,504	102,188	123,542
Selling, general and administrative	127,222	140,198	155,637

Total operating costs and expenses	638,258	670,443	701,375

Operating (loss) income	$23,687	$(24,664)	$(47,179)

	Outsourcing Services (Non Core)
	Year Ended March, 31
	2001	2002	2003
Services revenues, net	$189,795	$145,696	$28,080
Operating costs and expenses:
Communication services costs	105,053	79,951	15,076
Integration and provisioning costs	38,093	33,690	5,959

Total operating costs and expenses	143,146	113,641	21,035

Operating (loss) income	$46,649	$32,055	$7,045

	Infonet Platform (Core)
	Year Ended March, 31
	2001	2002	2003
Services revenues, net	$472,150	$500,083	$552,463
Management contract incentive fee	—	—	73,653

Total revenues	472,150	500,083	626,116

Operating costs and expenses:
Communication services costs	69,170	75,897	87,353
Integration and provisioning costs	111,356	128,631	165,132
Bandwidth and related costs	107,860	109,888	148,676
Network operations	79,504	102,188	123,542
Selling, general and administrative	127,222	140,198	155,637

Total operating costs and expenses	495,112	556,802	680,340

Operating (loss) income	$(22,962)	$(56,719)	$(54,224)

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

Revenues

Revenues by Service—Revenues increased $8.4 million, or 1%, from $645.8 million in the year ended March 31, 2002 to $654.2 million in the year ended March 31, 2003. Revenues from Network Services increased by $16.4 million, or 5%, from $305.2 million in the year ended March 31, 2002 to $321.7 million in the year ended March 31, 2003. This increase was primarily the result of clients who were previously on the AUCS platform that transitioned to the Infonet platform. Revenues from Applications Services increased by $13.7 million from $8.3 million in the year ended March 31, 2002 to $22.0 million in the year ended March 31, 2003 as clients previously on the AUCS platform transitioned to the Infonet platform. These aggregate increases of $30.1 million were offset by a decrease of $93.4 million in revenues from Other Communications Services and a decrease of $2.0 million in revenues from Consulting, Integration and Provisioning Services. The decrease in Other Communications Services and Consulting, Integration and Provisioning Services are primarily due to $85.5 million and $32.1 million decreases, respectively, in outsourcing services revenues (discussed in more detail below). The decrease in Consulting, Integration and Provisioning Services related to outsourcing revenues was offset by an increase in global connect services for non-outsourcing clients of approximately $37.6 million. A $73.7 million incentive fee was recognized in the year ended March 31, 2003. There was no corresponding amount in the year ended March 31, 2002.

Outsourcing services revenues decreased $117.6 million from $145.7 million in the year ended March 31, 2002 to $28.1 million in the year ended March 31, 2003. This decrease is the result of clients previously on the AUCS platform ceasing to use AUCS services or transitioning to our services on The World Network. The revenues from clients that were transitioned to The World Network were $17.9 million in the three months ended December 31, 2002, which was the first full quarter after the termination of the AUCS agreement. With the termination of the AUCS services agreement on October 1, 2002, we will not receive any additional outsourcing services revenue after that date. Of the $117.6 million decrease in outsourcing services revenues, $85.5 million was in Other Communication Services and $32.1 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of the decrease in outsourcing services revenues and the $73.7 million incentive payment, revenues increased $52.4 million, or 10%, from $500.1 million in the year ended March 31, 2002 to $552.5 million in the year ended March 31, 2003. The increase is primarily attributable to Consulting, Integration and Provisioning Services, which increased $30.1 million, or 19%, from $154.3 million in the year ended March 31, 2002 to $184.4 million in the year ended March 31, 2003. The increase in Consulting, Integration and Provisioning Services is primarily attributable to an increase of $37.6 million in our global connect services that enable our clients to access The World Network and use our Network Services. Network Services increased $16.4 million, or 5%, from $305.2 million in the year ended March 31, 2002 to $321.7 million in the year ended March 31, 2003. Intranet services, the largest component of Network Services revenues, increased $14.9 million, or 6%, from $244.0 million in the year ended March 31, 2002 to $258.9 million in the year ended March 31, 2003. The increase in Network Services is offset by the price erosion we experience as existing clients transition to our more cost effective solutions as well as the effect of substantial sales resources applied to transitioning the clients from the AUCS platform to the Infonet platform. Applications Services increased by $13.7 million from $8.3 million in the year ended March 31, 2002 to $22.0 million in the year ended March 31, 2003. The growth included revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Other Communications Services, excluding outsourcing services, decreased by $7.9 million from $32.3 million in the year ended March 31, 2002 to $24.4 million in the year ended March 31, 2003 as clients migrate to more advanced, non X.25 based transport services. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that a significant portion of our expected future growth, if any, will come from Network Services and Consulting, Integration and Provisioning Services.

Revenues by Distribution Channel—Revenues from our country representatives increased $154.6 million, from $405.5 million in the year ended March 31, 2002 to $560.1 million in the year ended March 31, 2003. The increase in revenues was principally the result of the $73.7 million incentive payment recorded during the fiscal year ended March 31, 2003. The number of our country representatives increased from 57 as of March 31, 2002 to 58 as of March 31, 2003. The number of our country representative clients decreased slightly from 1,594 as of March 31, 2002 to 1,581 as of March 31, 2003. The decrease in the number of clients includes a decline of 135 outsourcing services clients. Excluding outsourcing services clients, country representative clients increased by 122, from 1,459 as of March 31, 2002 to 1,581 as of March 31, 2003. This growth included 156 clients previously on the AUCS platform that have transitioned to the Infonet platform. These transitioned clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing clients transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues and the $73.7 million incentive payment, revenues from country representatives increased by $92.7 million, or 24%, from $391.1 million in the year ended March 31, 2002 to $483.8 million in the year ended March 31, 2003. This growth included revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform.

Revenues from our alternate sales channels decreased $146.2 million, or 61%, from $240.3 million in the year ended March 31, 2002 to $94.1 million in the year ended March 31, 2003, as a result of a decline in our alternate sales channel partners’ clients from 884 clients as of March 31, 2002 to 248 clients as of March 31, 2003. The decline represents a decline of 501 outsourcing services clients (156 of whom transitioned to Infonet services) and 135 non-outsourcing services clients. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels decreased $40.3 million, or 37%, from $108.9 million in the March 31, 2002 to $68.6 million in the year ended March 31, 2003. The decline in non-outsourcing services clients of 135 and revenues of $40.3 million is the result of the reclassification of certain channels from alternate channels to country representatives during the year. The decrease is also attributable to price erosion and the financial challenges faced by some of our major alternate sales channels that are telecommunication carriers. We believe that while these alternate sales channels have been focusing on the new challenges facing telecommunication carriers, they have failed to enter into agreements with a sufficient number of new clients to overcome the client attrition that these channels typically experience.

Revenues by Region—Revenues billed on a regional basis in the Americas increased $70.1 million, or 49%, from $142.6 million in the year ended March 31, 2002 to $212.7 million in the year ended March 31, 2003 due primarily to the $73.7 million incentive payment. Excluding the incentive payment, revenues billed in the Americas decreased $3.6 million from $142.6 million in the year ended March 31, 2002 to $139.0 million in the year ended March 31, 2003 due primarily to price erosion as clients transition to our more cost effective solutions. Revenues billed in the EMEA region decreased $72.6 million from $423.7 million in the year ended March 31, 2002 to $351.1 million in the year ended March 31, 2003. This decrease is the result of a $117.6 million decrease in outsourcing services revenues, offset by an increase in revenues of $45.0 million related to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform. Excluding outsourcing services revenues, revenues in the EMEA region increased by $45.0 million, or 16%, from $278.0 million in the year ended March 31, 2002 to $323.1 million in the year ended March 31, 2003. Revenues increased in the Asia Pacific region by $10.9 million, or 14%, from $79.5 million in the year ended March 31, 2002 to $90.4 million in the year ended March 31, 2003. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market.

Expenses

Communication services costs decreased $53.4 million, or 34%, from $155.8 million in the year ended March 31, 2002 to $102.4 million in the year ended March 31, 2003. Communication services costs related to outsourcing services decreased $64.9 million from $80.0 million in the year ended March 31, 2002 to $15.1 million in the year ended March 31, 2003. This decrease is related to the decrease in outsourcing services revenues. Communication services costs excluding outsourcing services increased $11.5 million, or 15%, from $75.9 million in the year ended March 31, 2002 to $87.4 million in the year ended March 31, 2003. The increase is related to an increase in revenues. Communication services costs as a percentage of revenues (excluding Global Connect revenues and outsourcing services revenues) was 22% and 24% in the years ended March 31, 2002 and 2003, respectively.

Integration and provisioning costs increased $8.8 million, or 5%, from $162.3 million in the year ended March 31, 2002 to $171.1 million in the year ended March 31, 2003. Integration and provisioning costs related to outsourcing services decreased $27.7 million from $33.7 million in the year ended March 31, 2002 to $6.0 million in the year ended March 31, 2003. This decrease is related to the decrease in outsourcing services revenues. Integration and provisioning costs excluding outsourcing services increased $36.5 million, or 28%, from $128.6 million in the year ended March 31, 2002 to $165.1 million in the year ended March 31, 2003. The increase is primarily related to an increase in revenues. Integration and provisioning costs as a percentage of the Global Connect portion of Consulting, Integration and Provisioning Services revenues (excluding outsourcing services) was 97% in the years ended March 31, 2002 and 2003.

Bandwidth and related costs increased $38.8 million, or 35%, from $109.9 million in the year ended March 31, 2002 to $148.7 million in the year ended March 31, 2003. The years ended March 31, 2002 and 2003, respectively include a charge of $1.6 million and $40.8 million related to the write-off of the net book value of purchased bandwidth from a bankrupt network service provider and its affiliates. Excluding the write-offs, bandwidth and related costs decreased by $350,000 from $108.3 million in the year ended March 31, 2002 to $107.9 million in the year ended March 31, 2003. Lease expense, the largest component of bandwidth and related costs, increased $3.0 million, or 4%, from $76.5 million in the year ended March 31, 2002 to $79.4 million in the year ended March 31, 2003. Amortization of purchased bandwidth decreased $3.3 million, from $31.8 million to

$28.5 million over the period as a result of the write-off of purchased bandwidth from a bankrupt network service provider. See the Critical Accounting Policy on Purchased Bandwidth and Note 7 of Notes to the Consolidated Financial Statements.

Network operations expense increased $21.4 million, or 21%, from $102.2 million in the year ended March 31, 2002 to $123.5 million in the year ended March 31, 2003. This increase is primarily due to a $13.9 million increase associated with the support of clients previously on the AUCS platform that have transitioned to the Infonet platform. Depreciation expense related to network equipment increased by $2.3 million over the prior year period. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses increased $15.4 million, or 11%, from $140.2 million in the year ended March 31, 2002 to $155.6 million in the year ended March 31, 2003. This increase is primarily a result of a $5.7 million bad debt expense in the year ended March 31, 2003 related to the bankruptcies of some of our resellers. Sales and marketing personnel-related expenses increased $2.4 million from $82.9 million in the year ended March 31, 2002 to $85.3 million in the year ended March 31, 2003 due to increased sales and marketing efforts. Also contributing to the increase was administrative expenses, which increased by $3.6 million and advertising expense, which increased by $3.3 million due to the launch of new advertising initiatives. Offsetting these increases was stock-related compensation charges which decreased $3.1 million, from $14.0 million in the year ended March 31, 2002 to $10.8 million in the year ended March 31, 2003 primarily as a result of the forfeiture of unvested options held by terminated employees and a $1.0 million non-cash charge related to the acceleration of vesting of the options of a terminated employee in the prior year.

Operating Loss increased by $22.5 million, from a loss of $24.7 million in the year ended March 31, 2002 to a loss of $47.2 million in the year ended March 31, 2003 because of increased expenses as discussed above.

Other Income (Expense) decreased $9.1 million, from $14.4 million in the year ended March 31, 2002 to $5.3 million in the year ended March 31, 2003. This decrease reflects a decrease in interest income of $10.7 million, from $25.0 million to $14.4 million, due to lower interest rates and lower cash balances as funds were used for capital expenditures during fiscal year 2003. Interest expense decreased by $4.3 million, from $11.1 million in the year ended March 31, 2002 to $6.8 million in the year ended March 31, 2003, due to decreased borrowings and lower interest rates. Other, net decreased by $2.7 million primarily because the year ended March 31, 2002 included an impairment loss of $2.2 million related to the reduction of the carrying value of a non-marketable investment and the year ended March 31, 2003 included the write-off of unamortized debt issuance costs and swap termination costs of $5.2 million associated with our repayment of long-term debt.

Provision for Income Taxes increased from $2.2 million in the year ended March 31, 2002 to $177.6 million in the year ended March 31, 2003 primarily because of a full valuation allowance on our net domestic deferred tax assets and the absence of any domestic tax benefits on losses incurred during the year ended March 31, 2003. The provision of this valuation allowance is discussed more fully under “Critical Accounting Policies” above.

Net Loss increased from a loss of $13.3 million in the year ended March 31, 2002 to a loss of $219.9 million in the year ended March 31, 2003 due to the factors described above.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

Revenues

Revenues by Service—Revenues decreased $16.2 million, or 2%, from $661.9 million in the year ended March 31, 2001 to $645.8 million in the year ended March 31, 2002. The decrease in revenues was principally the result of a decrease of $49.0 million, or 26%, in revenues from Other Communications Services, which were partially offset by increases of $22.0 million, or 8%, in revenues from Network Services and $13.2 million, or 7%, in revenues from Consulting, Integration and Provisioning Services. Most of the growth in revenues from Network Services came from a $22.8 million increase in sales of intranet services. Most of the growth in revenues from Consulting, Integration and Provisioning Services was the result of our clients’ need for local access services to connect to The World Network. The decrease in revenues from Other Communications Services was primarily the result of a $36.7 million decrease in outsourcing services revenues (discussed in more detail below) and an expected $6.9 million decline in our mature X.25 transport services as our clients migrated to more advanced, non-X.25 based transport services.

Outsourcing services revenues decreased $44.1 million from $189.8 million in the in the year ended March 31, 2001 to $145.7 million in the year ended March 31, 2002. This decrease is the result of AUCS clients ceasing to use AUCS services or, to a lesser extent, transitioning to our services under The World Network. Of the $44.1 million decrease in outsourcing services revenues, $36.7 million was in Other Communications Services and $7.4 million was in Consulting, integration and Provisioning Services.

Excluding the effect of the decrease in outsourcing services revenues, revenues increased $27.9 million, or 6%, from $472.2 million in the year ended March 31, 2001 to $500.1 million in the year ended March 31, 2002. The increase is attributable to Network Services, which increased $22.0 million as described above and Consulting, Integration and Provisioning Services, which increased $20.5 million, or 15%, from $133.8 million in the year ended March 31, 2001 to $154.3 million in the year ended March 31, 2002. This revenue includes revenue from clients previously on the AUCS platform, which was recorded as outsourcing services, that have transitioned to the Infonet platform. These increases were partially offset by a decrease in revenues from Other Communications Services of $12.3 million, or 28%, from $44.6 million in the year ended March 31, 2001 to $32.3 million in the year ended March 31, 2002.

Revenues by Distribution Channel—Revenues from our country representatives increased slightly, from $405.2 million in the year ended March 31, 2001 to $405.5 million in the year ended March 31, 2002, despite a 6% increase in the number of our country representative clients from 1,503 as of March 31, 2001 to 1,594 as of March 31, 2002 and an increase in the number of our country representatives from 55 as of March 31, 2001 to 57 as of March 31, 2002. The slight increase in revenues from our country representatives was primarily impacted by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing clients transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues, revenues from country representatives increased by $7.5 million, or 2%, from $383.7 million in the year ended March 31, 2001 to $391.2 million in the year ended March 31, 2002.

Revenues from our alternate sales channels decreased $16.4 million, or 6%, from $256.7 million in the year ended March 31, 2001 to $240.3 million in the year ended March 31, 2002, as a result of a decline in our alternate sales channel partners’ clients from 1,014 clients as of March 31, 2001 to 884 clients as of March 31, 2002. The decrease in revenues was primarily the result of a decrease of $36.9 million in outsourcing services revenues. The decline represents a decline of 253 outsourcing services clients partially offset by an increase of 123 non-outsourcing services clients. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels increased $20.5 million from $88.5 million in the March 31, 2001 to $108.9 million in the year ended March 31, 2002. This increase is net of price erosion as clients transition to our more cost effective solutions.

Revenues by Region—The largest portion of our revenue decrease, billed on a regional basis, occurred in the EMEA region where revenues decreased $41.8 million, or 9%, from $465.5 million in the year ended March 31, 2001 to $423.7 million in the year ended March 31, 2002. This decrease is the result of a $44.1 million decrease in outsourcing services revenue partially offset by an increase in non-outsourcing services revenues due to the addition of new clients and increased sales to existing clients. Revenues billed in the Americas decreased $2.3 million, or 2%, from $144.9 million in the year ended March 31, 2001 to $142.6 million in the year ended March 31, 2002 due primarily to price erosion as clients transition to a more cost effective solution offered by us.

Revenues billed in the Asia Pacific region increased $28.0 million, or 54%, from $51.5 million in the year ended March 31, 2001 to $79.5 million in the year ended March 31, 2002. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market.

Expenses

Communication services costs decreased $18.4 million, or 11%, from $174.2 million in the year ended March 31, 2001 to $155.8 million in the year ended March 31, 2002. Communication services costs related to outsourcing services decreased $25.1 million from $105.1 million in the year ended March 31, 2001 to $80.0 million in the year ended March 31, 2002. This decrease is related to the decrease in outsourcing services revenues. Communication services costs excluding outsourcing services increased $6.7 million from $69.2 million in the year ended March 31, 2001 to $75.9 million in the year ended March 31, 2002. The increase is related to an increase in revenues. Communication services costs as a percentage of revenues (excluding Global Connect revenues and outsourcing services revenues) was 20% and 22% in the years ended March 31, 2001 and 2002, respectively.

Integration and provisioning costs increased $12.9 million, or 9%, from $149.4 million in the year ended March 31, 2001 to $162.3 million in the year ended March 31, 2002. Integration and provisioning costs related to outsourcing services decreased $4.4 million from $38.1 million in the year ended March 31, 2001 to $33.7 million in the year ended March 31, 2002. This decrease is related to the decrease in outsourcing services revenues. Integration and provisioning costs excluding outsourcing services increased $17.3 million from $111.4 million in the year ended March 31, 2001 to $128.6 million in the year ended March 31, 2002. The increase is primarily related to an increase in revenues. Integration and provisioning costs as a percentage of the Global Connect portion of Consulting, Integration and Provisioning Services revenues (excluding outsourcing services) was 99% and 97% in the years ended March 31, 2001 and 2002, respectively.

Bandwidth and related costs increased $2.0 million, or 2%, from $107.9 million in the year ended March 31, 2001 to $109.9 million in the year ended March 31, 2002. Lease expense, the largest component of bandwidth and related costs, decreased $11.8 million, or 13%, from $88.2 million in the year ended March 31, 2001 to $76.5 million in the year ended March 31, 2002. Amortization of purchased bandwidth increased $12.2 million, from $19.6 million to $31.8 million over the period. Both the decrease in lease and the increase in amortization were a result of owning a larger portion of our bandwidth capacity in the backbone of our network. The year ended March 31, 2002 also includes a charge of $1.6 million related to the impairment of purchased bandwidth from a bankrupt network service provider. See the Critical Accounting Policy on Purchased Bandwidth and Note 7 in the Notes to the Consolidated Financial Statements.

Network operations expense increased $22.7 million, or 29%, from $79.5 million in the year ended March 31, 2001 to $102.2 million in the year ended March 31, 2002. The increase is primarily attributable to an increase in depreciation expense related to network equipment of $9.7 million, or 46%, from $20.8 million in the year ended March 31, 2001 to $30.5 million in the year ended March 31, 2002. In the year ended March 31, 2002, we incurred $6.4 million in support services outsourced to third parties. Additionally, stock-related compensation charges increased $1.7 million, from $934,000 in the year ended March 31, 2001 to $2.6 million in the year ended March 31, 2002. A non-recurring stock-related compensation credit of $1.6 million in the prior period resulted from an amendment to one of our stock-based compensation plans. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses increased $13.0 million, or 10%, from $127.2 million in the year ended March 31, 2001 to $140.2 million in the year ended March 31, 2002. Sales and marketing personnel-related expenses increased $14.0 million from $68.9 million in the year ended March 31, 2001 to $82.9 million in the year ended March 31, 2002 due to increased sales and marketing efforts to increase our revenues. Stock-related compensation charges increased $3.8 million, from $10.2 million in the year ended March 31, 2001 to

$14.0 million in the year ended March 31, 2002. A non-recurring stock-related compensation credit of $3.6 million in the prior year resulted from an amendment to one of our stock-based compensation plans. Additionally, during the year ended March 31, 2002, a non-cash $1.1 million stock-related compensation charge related to the acceleration of vesting options of a terminated employee was offset by a non-cash $1.0 million credit related to the forfeiture of non-vested options of other terminated employees. Administrative expenses, excluding stock-related compensation expense, increased by $2.8 million, or 12%, from $23.3 million in the year ended March 31, 2001 to $26.0 million in the year ended March 31, 2002. These increases were partially offset by expense reductions of $5.4 million in our other business initiatives. Advertising expense decreased $1.3 million from $6.7 million in the year ended March 31, 2001 to $5.3 million in the year ended March 31, 2002.

Operating Income (Loss) decreased by $48.4 million, from income of $23.7 million in the year ended March 31, 2001 to a loss of $24.7 million in the year ended March 31, 2002 because of a decrease in revenues and increased expenses as discussed above.

Other Income (Expense) decreased $17.1 million, from $31.5 million in the year ended March 31, 2001 to $14.4 million in the year ended March 31, 2002. This decrease reflects a decrease in interest income of $18.3 million, from $43.3 million to $25.0 million, due to lower interest rates and lower cash balances as funds were used for capital expenditures during fiscal year 2002. Other, net for the year ended March 31, 2002 included a loss of $2.2 million related to the reduction of the carrying value of a non-marketable investment offset by $2.0 million of gains on sale of marketable securities.

Provision for Income Taxes decreased from $27.7 million in the year ended March 31, 2001 to $2.2 million in the year ended March 31, 2002 primarily because of decreased income and, to a lesser degree, by tax benefits from foreign subsidiary loss utilization.

Net Income (Loss) decreased from income of $27.2 million in the year ended March 31, 2001 to a loss of $13.3 million in the year ended March 31, 2002 due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities during the year ended March 31, 2003 was $94.0 million compared to $100.8 million during the year ended March 31, 2002. This change was primarily a result of an increase in net loss of $206.6 million offset by changes in deferred income taxes, which provided cash of $165.9 million in the year ended March 31, 2003 compared to $29.2 million in the year ended March 31, 2002. The year ended March 31, 2003 included a write-off of communications lines of $40.8 million. Other current assets provided a source of cash of $11.9 million in the year ended March 31, 2003 compared to a use of cash of $22.5 million in the year ended March 31, 2002. Net cash provided by investing activities for the year ended March 31, 2003 was $24.0 million compared to a use of cash of $80.2 million during the year ended March 31, 2002. This fluctuation was primarily due to a decrease in purchases of property, equipment and communication lines of $127.4 million from $172.3 million in the year ended March 31, 2002 to $44.9 million in the year ended March 31, 2003. Additionally, the year ended March 31, 2003 included a use of cash of $18.0 million in investments in unconsolidated affiliates for a new business investment. Cash used in financing activities for the year ended March 31, 2003 was $122.0 million compared to $10.7 million for the year ended March 31, 2002. This fluctuation was primarily the result of repayments of $109.2 million of long-term obligations and purchases of treasury stock of $12.3 million during the year ended March 31, 2003.

In December 2001, we acquired a new, approximately 120,000 square foot, office building adjacent to our existing headquarter facilities to accommodate current and future growth. We purchased the building for cash in the amount of $25.3 million. The building will require interior improvements ranging from $6 to $10 million.

In November 2001, our Board of Directors authorized the expenditure of up to $100 million over a two-year period to repurchase shares of our common stock. From the inception of the program through March 31, 2003, we had spent approximately $14.8 million to purchase approximately 7.4 million shares at an average price of $2.01 per share.

In December 2002, we repaid all of our debt outstanding under our $250,000,000 Senior Secured Credit Facility, amounting to $81.4 million, and terminated all unfunded commitments under that facility. As a result of this early extinguishment, maximum borrowing available to us under the Senior Secured Credit Facility was reduced by $171.4 million. The write-off of unamortized debt issuance costs and other costs associated with the termination of the credit facility totaling $2.6 million is reported in other, net in the year ended March 31, 2003.

In March 2003, we repaid all of our debt outstanding in connection with our mortgage loan, amounting to $21.0 million, and terminated all commitments in connection with that loan. The write-off of unamortized debt issuance costs and other costs associated with the termination of the mortgage loan totaling $2.6 million is reported in other, net in the year ended March 31, 2003.

As of March 31, 2003, we had cash and cash equivalents of $146.7 million, short-term investments of $282.2 million, working capital of $447.4 million and total assets of $1,094.7 million. Subsequent to March 31, 2003 we received Euro 16.0 million (approximately $16.9 million) in cash for the incentive fee payment related to the AUCS arrangement.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for the next twelve months to approximate $80.0 million. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

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

Commitments and Contingencies

The estimated values of our contractual obligations as of March 31, 2003 are as follows (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1 – 3 Years	3 –5 Years	More than 5 Years
Capital Lease Obligations	$7,190	$2,598	$3,444	$1,148	$—
Operating Lease Obligations	37,402	12,570	11,897	4,760	8,175
Vendor Contract Purchase Obligations(1)	8,075	—	—	8,075	—
Voice Services Purchase Obligations(2)	21,000	7,000	14,000	—	—
Operation and Maintenance Payment Obligations(3)	19,900	2,800	5,600	5,600	5,900

Total	$93,567	$24,968	$34,941	$19,583	$14,075

(1)	Represents a contract with a vendor which contains a minimum purchase commitment to the vendor over a five-year period of approximately $14.0 million. The contract provides for an early termination for convenience with a termination fee that declines over the period of the contract. The contract expires on December 14, 2006. At March 31, 2003, the aggregate remaining purchase commitment under the contract was $8.1 million and the fee for early termination for our convenience was approximately $4.4 million.
(2)	During the fiscal year ended March 31, 2003, we entered into an agreement with a vendor whereby we are committed to purchase voice services at a minimum level of $7.0 million per year for a three-year period.

(3)	We are committed to pay operation and maintenance costs to the providers of our purchased bandwidth over the life of the contracts. Over the next five years, we are committed to incur approximately $2.8 million per year. After five years the aggregate commitments are approximately $5.9 million.

We are obligated to purchase certain customer premise equipment owned by our non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between us and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at March 31, 2003, is approximately $27.4 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

Purchased bandwidth with a net book value of approximately $11.0 million at March 31, 2003, had been purchased from network service providers which filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions on or before March 31, 2003, and which have not yet completed these bankruptcy proceedings.

Information available to us as of March 31, 2003 indicates that it is more likely than not that the network services obtained from those providers who had not yet completed their bankruptcy proceedings as of March 31, 2003 will continue to be provided under the original terms of each of the agreements. We are of the opinion that the carrying values of the related assets are not impaired. We will continue to monitor the situation and will record a charge if events or changes in circumstances indicate that the carrying value of the assets is no longer realizable.

New Accounting Pronouncements

On April 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. Total goodwill recorded in the consolidated balance sheet at March 31, 2003 is approximately $1.5 million. Goodwill amortization for the fiscal years ended March 31, 2002 and 2001 was approximately $105,000 and $103,000, respectively. The adoption of SFAS No. 142 did not have a significant effect our financial position or results of operations.

The first step of the transitional goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. During fiscal 2003, we completed the first step of the transitional goodwill impairment test as required by SFAS No. 142 and determined the fair value of the reporting unit to be in excess of its carrying value. As a result, the second step of the impairment test was unnecessary.

SFAS No. 143 “Accounting for Asset Retirement Obligations” which becomes effective for us on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. We do not expect the adoption of SFAS No. 143 to have a significant effect on our financial position or results of operations.

On April 1, 2002, we adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to be Disposed Of”, and addresses the accounting of a component of an entity which has been disposed of or which has been classified as held-for-sale. The adoption of SFAS No. 144 did not have a significant effect on our financial position or results of operations.

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

The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 with early application encouraged. All other provisions of SFAS No. 145 shall be effective for financial statements issued for fiscal years beginning on or after May 15, 2002, with early application encouraged. We have elected to early adopt SFAS No. 145 and, as a result, have reclassified the extraordinary item related to extinguishment of debt to other income, net in our 2001 consolidated statements of operations and comprehensive income (loss).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and is effective for us for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on our financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of the adoption of EITF Issue No. 00-21 upon our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect upon our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS

No. 148, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The voluntary transition provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is  not expected to have a material effect on our financial position or results of operations as we will continue to account for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25.

In November 2002, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which we obtain an interest after January 31, 2003. For variable interest entities in which we obtained an interest before February 1, 2003, the interpretation applies to the interim period beginning after June 15, 2003. Adoption of this interpretation did not have a significant effect on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We are currently assessing the impact of the adoption of this statement on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement is not expected to have a significant effect on our financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The guidance in EITF Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue No. 01-08 will be effective for arrangements entered into or modified in our second quarter of fiscal 2004. We are currently evaluating EITF Issue No. 01-08 and have not determined the impact this statement will have on our financial position or results of operations.

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

Our exposure to exchange rate fluctuations historically arose primarily from outsourcing services and assignment agreements with AUCS, which were denominated in euros as well as operating costs associated with such agreements. Approximately 4% of the company’s revenues for the year ended March 31, 2003 were generated from the euro-denominated AUCS agreements. The revenues and the related costs resulted in a net euro exposure of the gross profit, which was equal to approximately 20% of revenues. The euro-denominated gross profit offset by other euro-denominated operating costs generally resulted in a natural hedge. However, the timing of settlement of euro-denominated accounts receivables and payables subjected us to exchange rate risk on settlement of the receivables and payables. Euro-denominated cash and accounts receivable less accounts payable related to AUCS agreements was a $19.8 million net asset as of March 31, 2003.

With the termination of the outsourcing services and assignment agreements with AUCS, the euro-denominated gross profit no longer serves as a natural hedge against other euro-denominated operating costs. If the euro had experienced a hypothetical ten-percent weakening or strengthening against the U.S. dollar, our operating expenses would have decreased or increased, respectively, by $2.2 million during the year ended March 31, 2003.

As of March 31, 2003, we were primarily exposed to the following currencies: the euro, the British pound and the Australian dollar. Based upon a hypothetical ten-percent weakening or strengthening of the U.S. dollar across all currencies, the potential gains or losses in future earnings due to foreign currency exposures would have been approximately $1.2 million as of that date. Our exposure is substantially unchanged since March 31, 2002.

Interest Rate Risk

We currently maintain an investment portfolio of investment grade marketable securities. According to our investment policy, we may invest in taxable instruments including U.S. Treasury bills, obligations issued by government agencies, certificates of deposit, commercial paper, master notes, corporate notes and asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale, and recorded in the balance sheet at fair value. Fluctuations in fair value attributable to changes in interest rates are reported as a separate component of stockholders’ equity. We do not use derivative instruments to hedge our investment portfolio.

As of March 31, 2003 we had no material long-term debt exposure.

The carrying amount, principal maturity and estimated fair value of our investment portfolio and long-term debt exposure as of March 31, 2003 are as follows:

	Carrying Amount	Maturity
	2003	2004	2005	2006	2007	2008	Thereafter	Fair Value
Investments
Cash equivalents	$99,877	$—	$—	$—	$—	$—	$—	$99,877
Weighted average interest rate	1.21%	—	—	—	—	—	—	—
Short-term investments	$282,249	$72,862	$72,034	$61,104	$16,368	$10,189	$49,692	$282,249
Weighted average interest rate	3.82%	3.65%	3.46%	3.40%	3.41%	4.01%	5.23%

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

Under the terms of our senior secured credit facility entered into on August 17, 1999, we were required to enter into hedge agreements to provide that at least 50% of the outstanding term loans would be subject to fixed interest rates. We entered into interest rate swap agreements to fix the interest rates and mitigate our interest rate risk on the outstanding term loans. In conjunction with the repayment of our indebtedness under the senior secured credit facility, these interest rate swap agreements were terminated during the year ended March 31, 2003.

In connection with the mortgage loan related to the purchase of our headquarters facility, we entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. In conjunction with the repayment of our mortgage loan, this interest rate swap agreement was terminated during the year ended March 31, 2003.

Commercial Contracts with Related Parties

Some of our country representatives are related parties where either (1) we hold more than twenty but less than fifty percent ownership interest or (2) a country representative is owned, directly or indirectly, by one of our stockholders. In each such case, our agreement with the related party acting as our country representative is our standard services agreement. Additionally, we have alternate sales channel agreements with some of our stockholders that allow these stockholders to resell our services under their brand names or to package them with other services they provide to their clients. These alternate sales channel agreements are generally under the same terms as alternate sales channel agreements we enter into with other communications providers. Finally, from time to time we lease transmission capacity from some of our stockholders where they are existing local carriers. These leases are generally short term and at tariff rates in regulated markets and at standard market rates in unregulated markets.

Related party transactions for the years ended March 31 comprise the following (in thousands):

Revenues:	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$31,323	$27,347	$14,041
Infonet Telecom AS (Norway)	6,175	6,436	7,939
Infonet Thailand Ltd. (Thailand)	140	360	166
KDDI Corporation (Japan)	13,293	26,521	35,562
KPN Telecom B.V. (The Netherlands)	90,844	82,587	89,737	*
Swisscom AG (Switzerland)	41,069	37,073	64,763	*
Telefonica International Holdings B.V. (Spain)	10,559	11,286	9,433
Telia A.B. (Sweden)	65,421	47,463	60,112	*
Telstra Corporation Limited (Australia)	16,931	22,146	25,376

*	Includes one third of the incentive fee of $73.7 million in the year ended March 31, 2003.

Operating Costs and Expenses: Communication Services Costs
	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$77,992	$61,840	$10,200
Infonet Telecom AS (Norway)	1,701	1,472	1,741
Infonet Thailand Ltd. (Thailand)	256	215	145
KDDI Corporation (Japan)	3,598	8,275	10,506
KPN Telecom B.V. (The Netherlands)	35,439	30,910	19,543
Swisscom AG (Switzerland)	5,858	5,292	8,326
Telefonica International Holdings B.V. (Spain)	920	1,847	2,354
Telia A.B. (Sweden)	7,621	4,907	6,594
Telstra Corporation Limited (Australia)	5,873	7,300	7,162
Integration and Provisioning Costs
	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$26,830	$22,487	$3,289
Infonet Telecom AS (Norway)	1,198	1,436	1,801
Infonet Thailand Ltd. (Thailand)	2,927	2,104	1,833
KDDI Corporation (Japan)	3,006	5,629	7,387
KPN Telecom B.V. (The Netherlands)	13,061	14,878	13,288
Swisscom AG (Switzerland)	4,877	6,779	11,688
Telefonica International Holdings B.V. (Spain)	1,359	2,279	3,329
Telia A.B. (Sweden)	4,572	5,565	7,754
Telstra Corporation Limited (Australia)	2,978	3,193	5,096

Bandwidth and Related Costs
	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—
Infonet Telecom AS (Norway)	189	206	83
Infonet Thailand Ltd. (Thailand)	314	783	694
KDDI Corporation (Japan)	7,073	1,196	1,654
KPN Telecom B.V. (The Netherlands)	2,130	1,753	3,828
Swisscom AG (Switzerland)	1,191	978	1,168
Telefonica International Holdings B.V. (Spain)	780	469	645
Telia A.B. (Sweden)	737	805	3,058
Telstra Corporation Limited (Australia)	5,576	921	58
Network Operations
	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—
Infonet Telecom AS (Norway)	—	—	—
Infonet Thailand Ltd. (Thailand)	—	—	—
KDDI Corporation (Japan)	1,014	939	904
KPN Telecom B.V. (The Netherlands)	—	—	—
Swisscom AG (Switzerland)	—	—	—
Telefonica International Holdings B.V. (Spain)	—	—	—
Telia A.B. (Sweden)	—	—	—
Telstra Corporation Limited (Australia)	—	—	—

Approximately $37.8 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization as of March 31, 2003 was approximately $13.6 million.

Related party balances as of March 31 comprise the following (in thousands):

	2002	2003
Accounts receivable, net	$47,251	$56,591
Accounts payable	22,868	1,891
Network communications	4,465	2,303

Item 8.     Financial Statements and Supplementary Data

Our Consolidated Financial Statements required pursuant to this item are set forth at the pages indicated at Item 16 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Company

The information required by this item concerning our directors is incorporated by reference to the information set forth in our proxy statement (2003 Proxy Statement) for the 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2003.

Item 11.     Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2003 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and related stockholder matters is incorporated by reference to the information set forth in our 2003 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in our 2003 Proxy Statement.

Item 14.     Controls and Procedures

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

Item 15.     Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in our 2003 Proxy Statement.

Item 16.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

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

We filed no reports on Form 8-K in the fourth quarter ended March 31, 2003.

INDEPENDENT AUDITORS’ REPORT

To	the Stockholders and Board of Directors of
Infonet	Services Corporation
El	Segundo, California:

We have audited the accompanying consolidated balance sheets of Infonet Services Corporation and its subsidiaries (the “Company”) as of March 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los	Angeles, California
June	20, 2003

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except per Share Amounts)

	March 31,
	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,180	$146,730
Short-term investments	370,591	282,249
Accounts receivable, net of allowances of $14,930 and $17,665 as of March 31, 2002 and 2003, respectively	130,748	139,981
Deferred income taxes	24,773	1,266
Prepaid expenses	20,721	24,243
Other current assets	33,650	22,576

Total current assets	727,663	617,045

PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net	494,401	423,524
DEFERRED INCOME TAXES	142,699	—
INTANGIBLE AND OTHER ASSETS, Net	45,376	54,158

TOTAL ASSETS	$1,410,139	$1,094,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$10,315	$—
Current portion of capital lease obligations	2,727	2,151
Accounts payable	51,185	41,103
Network communications	24,927	26,812
Accrued salaries and related benefits	18,947	24,914
Income taxes payable	4,669	9,894
Advance billings	26,996	25,837
Deferred installation revenues	10,714	11,493
Other accrued expenses	19,440	27,425

Total current liabilities	169,920	169,629

DEFERRED REVENUE AND COMPENSATION	35,849	36,727
CAPITAL LEASE OBLIGATIONS, Less Current Portion	6,227	4,081
LONG-TERM OBLIGATIONS, Less Current Portion	98,902	—
MINORITY INTEREST	1,450	1,612
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value per share: 400,000 shares authorized; 364,160 shares issued as of March 31, 2002 and 2003; and 161,403 shares outstanding as of March 31, 2002 and 2003; 202,757 shares held in treasury	66,078	66,078
Class B common stock, $0.01 par value per share: 600,000 shares authorized; 310,286 and 311,577 shares issued as of March 31, 2002 and 2003; 309,115 and 304,192 shares outstanding as of March 31, 2002 and 2003; 1,171 and 7,385 shares held in treasury as of March 31, 2002 and 2003	1,174,577	1,190,002
Treasury stock, at cost, 203,928 and 210,142 shares as of March 31, 2002 and 2003	(123,753)	(136,017)
Notes receivable from issuance of common stock	(8,577)	(8,736)
Accumulated deficit	(5,827)	(225,753)
Accumulated other comprehensive loss	(4,707)	(2,896)

Total stockholders’ equity	1,097,791	882,678

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,410,139	$1,094,727

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except per Share Amounts)

	Year Ended March 31,
	2001	2002	2003
REVENUES:
Services Revenues, Net	$661,945	$645,779	$580,543
Management Contract Incentive Fee	—	—	73,653

Total revenues	661,945	645,779	654,196

OPERATING COSTS AND EXPENSES:
Communication services costs	174,223	155,848	102,429
Integration and provisioning costs	149,449	162,321	171,091
Bandwidth and related costs	107,860	109,888	148,676
Network operations	79,504	102,188	123,542
Selling, general and administrative	127,222	140,198	155,637

Total operating costs and expenses	638,258	670,443	701,375

OPERATING INCOME (LOSS)	23,687	(24,664)	(47,179)

OTHER INCOME (EXPENSE):
Interest income	43,293	25,029	14,366
Interest expense	(11,892)	(11,061)	(6,777)
Other, net	49	392	(2,301)

Total other income, net	31,450	14,360	5,288

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	55,137	(10,304)	(41,891)
PROVISION FOR INCOME TAXES	27,680	2,164	177,559

INCOME (LOSS) BEFORE MINORITY INTEREST	27,457	(12,468)	(219,450)
MINORITY INTEREST	224	851	476

NET INCOME (LOSS)	27,233	(13,319)	(219,926)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(3,099)	(294)	5,883
Unrealized gains (losses) on securities, net of tax in 2001 and 2002	2,969	(1,825)	818
Minimum pension liability adjustment	—	—	(5,421)
Cumulative effect of accounting change, net of tax in 2002	—	(544)	—
Unrealized gain on derivative instrument, net of tax in 2002	—	13	531

Total other comprehensive income (loss)	(130)	(2,650)	1,811

COMPREHENSIVE INCOME (LOSS)	$27,103	$(15,969)	$(218,115)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.06	$(0.03)	$(0.47)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	470,712	471,058	468,670

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	472,599	471,058	468,670

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Year Ended March 31, 2001, 2002 and 2003

(In Thousands)

	Common Stock		Treasury Stock		Note Receivable From Issuance of Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2000	672,938	$1,027,037	(202,757)	$(121,184)	$(8,134)	$(19,741)	$(1,927)	$876,051
Net income	—	—	—	—	—	27,233	—	27,233
Exercise of stock options	547	460	—	—	—	—	—	460
Stock-based compensation charge	—	16,400	—	—	—	—	—	16,400
Conversion of SAR’s Plan	—	7,775	—	—	—	—	—	7,775
Repayment of notes receivable	—	—	—	—	70	—	—	70
Stock options rescinded	(108)	(84)	—	—	—	—	—	(84)
Employee stock purchase plan	92	379	—	—	—	—	—	379
Accrued interest on notes receivable	—	—	—	—	(401)	—	—	(401)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,099)	(3,099)
Unrealized gains on securities	—	—	—	—	—	—	2,969	2,969

BALANCE, MARCH 31 2001	673,469	1,051,967	(202,757)	(121,184)	(8,465)	7,492	(2,057)	927,753

Net loss	—	—	—	—	—	(13,319)	—	(13,319)
Purchase of treasury shares	—	—	(1,171)	(2,569)	—	—	—	(2,569)
Deferred tax asset (net of expenses)	—	170,178	—	—	—	—	—	170,178
Exercise of stock options	473	397	—	—	—	—	—	397
Stock-based compensation charge	—	16,599	—	—	—	—	—	16,599
Repayment of notes receivable	—	—	—	—	288	—	—	288
Employee stock purchase plan	504	1,514	—	—	—	—	—	1,514
Accrued interest on notes receivable	—	—	—	—	(400)	—	—	(400)
Cumulative effect of accounting change	—	—	—	—	—	—	(544)	(544)
Unrealized gain on derivative instrument	—	—	—	—	—	—	13	13
Foreign currency translation adjustments	—	—	—	—	—	—	(294)	(294)
Unrealized losses on securities	—	—	—	—	—	—	(1,825)	(1,825)

BALANCE, MARCH 31, 2002	674,446	1,240,655	(203,928)	(123,753)	(8,577)	(5,827)	(4,707)	1,097,791

Net loss	—	—	—	—	—	(219,926)	—	(219,926)
Purchase of treasury shares	—	—	(6,214)	(12,264)	—	—	—	(12,264)
Exercise of stock options	489	411	—	—	—	—	—	411
Stock-based compensation charge	—	13,533	—	—	—	—	—	13,533
Repayment of notes receivable.	—	—	—	—	275	—	—	275
Employee stock purchase plan	802	1,481	—	—	—	—	—	1,481
Accrued interest on notes receivable	—	—	—	—	(434)	—	—	(434)
Minimum pension liability adjustment	—	—	—	—	—	—	(5,421)	(5,421)
Net gain on derivative instrument	—	—	—	—	—	—	531	531
Foreign currency translation adjustments	—	—	—	—	—	—	5,883	5,883
Unrealized gains on securities	—	—	—	—	—	—	818	818

BALANCE, MARCH 31, 2003	675,737	$1,256,080	(210,142)	$(136,017)	$(8,736)	$(225,753)	$(2,896)	$882,678

See accompanying notes to consolidated financial statements.

INFONET SERVICE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended March 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,233	$(13,319)	$(219,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,654	75,798	77,237
Amortization of debt acquisition costs	2,510	702	2,148
Loss on sale of subsidiary	480	—	—
Loss on non-marketable investment	—	2,190	—
Equity in (income) losses of unconsolidated affiliates	(108)	(141)	1,445
Stock based compensation charge	11,112	16,599	13,533
Write-off of communication lines	—	1,620	40,757
(Gain) loss on disposal of property, equipment and communication lines	48	(52)	467
Deferred income taxes	3,507	29,173	165,871
Minority interest	198	732	162
(Discount) premium amortization on marketable securities	(1,731)	50	4,999
Realized gain on marketable securities	(296)	(1,976)	(2,344)
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable, net	(40,403)	46,626	(5,256)
Prepaid expenses	(5,068)	(6,398)	(2,675)
Other current assets	(33)	(22,534)	11,933
Accounts payable	(4,224)	(24,625)	(11,642)
Network communications	11,248	(2,638)	2,802
Accrued salaries and related benefits	3,254	3,092	4,885
Income taxes payable	5,436	(8,078)	4,616
Advance billings	4,631	194	(1,581)
Other accrued expenses	3,636	(212)	6,648
Deferred revenue and compensation	2,654	(4,765)	(4,845)
Purchases of trading securities	(26,399)	(17,809)	(13,659)
Proceeds from sale of trading securities	23,732	26,678	18,712
Other operating activities	(1,438)	(71)	(321)

Net cash provided by operating activities	71,633	100,836	93,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(256,842)	(172,281)	(44,859)
Proceeds from sale of property, equipment and communication lines	90	102	397
Net proceeds from sale of business	716	—	—
Net acquisition cost of minority interest in subsidiary	(11,682)	—	—
Purchases of securities available-for-sale	(803,906)	(367,741)	(359,412)
Proceeds from sales of securities available-for-sale	253,117	290,668	317,321
Maturities of securities available-for-sale	152,526	169,277	128,597
Maturity of held-to-maturity securities	14	—	—
Investments in unconsolidated affiliates	(2,590)	(380)	(17,953)
Other investing activities	(1,238)	118	(101)

Net cash provided by (used) in investing activities	(669,795)	(80,237)	23,990

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

	Year Ended March 31,
	2001	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	117,000	—	—
Repayments of long-term obligations	(78,184)	(4,739)	(109,217)
Repayments of capital lease obligations	(3,126)	(3,169)	(2,722)
Repayments of purchased bandwidth obligations	(27,000)	—	—
Net proceeds from issuance of common stock	754	1,911	1,892
Repayments of notes receivable from issuance of common stock	70	288	275
Purchases of treasury shares	—	(2,569)	(12,264)
Costs directly related to capital transactions	—	(2,420)	—

Net cash provided by (used in) financing activities	9,514	(10,698)	(122,036)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,434)	(320)	3,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(590,082)	9,581	(450)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	727,681	137,599	147,180

CASH AND CASH EQUIVALENTS, END OF YEAR	$137,599	$147,180	$146,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$21,351	$15,491	$3,713
Interest	$11,481	$11,214	$6,924
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$67,443	$1,311	$1,361
Acquisitions of equipment accrued but not yet paid	$1,601	$1,877	$2,336

During April 2000, the Company amended its 1998 Stock Appreciation Rights Plan (“SARs”) resulting in a new measurement date. The Company consequently reduced the SARs liability and credited stock-based compensation by approximately $5.3 million to reflect the stock priced at the new measurement date. The amended SARs Plan provides that the SAR may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the Company is accounting for the tandem awards as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Consequently, the Company reclassified the approximately $7.7 million of remaining SARs liability to class B common stock in fiscal 2001.

In connection with the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” the Company recorded deferred installation fee revenues of $22.4 million as of April 1, 2000 and an equal amount of incremental and direct set up costs.

In December 2001, the Company recorded a deferred tax asset and refund claims of approximately $171.7 million with a corresponding credit to stockholders’ equity, net of directly related costs. (See Note 5 to consolidated financial statements).

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2001, 2002 and 2003

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

Fiscal Year—The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week periods ended March 30, 2001, March 29, 2002 and March 28, 2003 as the years ended March 31, 2001, 2002 and 2003, respectively.

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

Cash and Cash Equivalents—The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments—The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The carrying amount of available-for-sale securities classified as short-term investments and trading securities classified as other assets reflects their fair value since these securities are marked to market. Long-term debt obligations approximate fair value because related interest rates approximate market rates. The fair value of the interest rate swaps (see Note 9) at March 31, 2002 was approximately ($865,000).

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition—The Company records revenues for network services; consulting, integration and provisioning services; applications services; and other communications services when the services are provided. Such services are provided under client contracts, which generally have a term of 1 to 3 years. Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the amount of revenue recognized from contracts entered into by non-consolidated country representatives is the gross amount of revenue billed to the end-user client. The amount of end-user revenue to which the non-consolidated country representative is entitled for sales and support services is reflected as country representative compensation, which is included in communications services costs and integration and provisioning costs in the accompanying consolidated statements of operations and comprehensive income (loss). Installation fee revenues are amortized over the average customer life. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenue when earned. An allowance for customer credits is accrued concurrently with the recognition of revenue.

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

Communication lines consist of purchased bandwidth which is comprised of transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and IRUs (Indefeasible Rights of Use)

Investments in Securities—Short-term investments are classified as available-for-sale with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Cost and realized gains and losses from the sale of these investments are based on the specific identification method.

Securities held in a trust pursuant to the Company’s IDIP (see Note 13) are accounted for as trading securities due to the fact that the securities in this trust are invested in accordance with the participants’ direction. These securities are recorded in intangible and other assets. Both realized and unrealized gains and losses are included in other income.

Goodwill and Other Intangible Assets—Prior to April 1, 2002, goodwill arising from the acquisition of a business was amortized on a straight-line basis over a period of 20 years. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and accordingly, goodwill is no longer amortized, but is reviewed at least annually for impairment.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consists primarily of purchased technology, which is amortized over 5 years on a straight-line basis.

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

The Company monitors and evaluates the viability of the network service providers from which the Company has purchased bandwidth. The term “purchased bandwidth” refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and IRUs (Indefeasible Rights of Use). In instances where the network services provider is determined to be no longer viable and any disruption of service is permanent, the Company will write-off the remaining net book value of the asset. During fiscal 2002 and 2003, the Company wrote-off purchased bandwidth with a net book value of $1.6 million and $40.8 million, respectively. (see Note 7)

Advertising Costs—Advertising costs are expensed as incurred and totaled approximately $5.7 million, $5.3 million and $8.6 million for the years ended March 31, 2001, 2002 and 2003, respectively.

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

At March 31, 2003, the cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $35.1 million and unrecognized deferred taxes were not material.

Foreign Currency Translation—For the Company’s foreign operations, the balance sheet accounts are translated at the year-end exchange rate, and income statement accounts are translated at the average exchange rate for the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings. Exchange gains and losses are not material in any period presented.

Accounting for Stock-Based Compensation—At March 31, 2003, the Company has four stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year
	2001	2002	2003
Net income (loss), as reported	$27,233	$(13,319)	$(219,926)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects in 2001 and 2002	11,520	15,396	13,533
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2001 and 2002	(35,204)	(29,270)	(47,369)

Pro forma net income (loss)	$3,549	$(27,193)	$(253,762)

Earnings (loss) per share:
Basic and diluted as reported	$0.06	$(0.03)	$(0.47)
Basic and diluted pro forma	$0.01	$(0.06)	$(0.54)

New Accounting Pronouncements—On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. Total goodwill recorded in the consolidated balance sheet at March 31, 2003 is approximately $1.5 million. Goodwill amortization for the fiscal years ended March 31, 2001 and 2002 was approximately $103,000 and $105,000, respectively. The adoption of SFAS No. 142 did not have a significant effect on the Company’s financial position or results of operations.

The first step of the transitional goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. During fiscal 2003, the Company completed the first step of the transitional goodwill impairment test as required by SFAS No. 142 and determined the fair value of the reporting unit to be in excess of its carrying value. As a result, the second step of the impairment test was unnecessary.

SFAS No. 143 “Accounting for Asset Retirement Obligations” which becomes effective for the Company on April 1, 2003 addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company does not expect the adoption of SFAS No. 143 to have a significant effect on its financial position or results of operations.

On April 1, 2002, the Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses the accounting of a component of an entity which has been disposed of or which has been classified as held-for-sale. The adoption of SFAS No. 144 did not have a significant effect on the Company’s financial position or results of operations.

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

The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 with early application encouraged. All other provisions of SFAS No. 145 shall be effective for financial statements issued for fiscal years beginning on or after May 15, 2002, with early application encouraged. The Company has elected to early adopt SFAS No. 145 and, as a result, has reclassified the extraordinary item related to extinguishment of debt to other income, net in its 2001 consolidated statements of operations and comprehensive income (loss).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and is effective for the Company for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of EITF Issue No. 00-21 upon its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect upon the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition,

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 148, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The voluntary transition provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material effect on the Company’s financial position or results of operations as the Company will continue to account for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25.

In November 2002, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period beginning after June 15, 2003. Adoption of this interpretation did not have a significant effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently assessing the impact of the adoption of this statement on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement is not expected to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The guidance in EITF Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue No. 01-08 will be effective for arrangements entered into or modified in the Company’s second quarter of fiscal 2004. The Company is currently evaluating EITF Issue No. 01-08 and has not determined the impact this statement will have on its financial position or results of operations.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to current year presentation. The Company also has reclassified the expense categories as previously reported for the years ended March 31, 2002 and 2001 as follows:

	Year Ended March 31, 2002
	Country Representative Compensation		Bandwidth and Related		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$148,349	(a)	$0		$0	$7,499	(b)	$155,848
Integration and provisioning costs	63,678	(c)	10,747	(d)	619	87,277	(e)	162,321
Bandwidth and related costs	0		109,888		0	0		109,888
Network operations	0		0		102,188	0		102,188
Selling, general and administrative	0		0		0	140,198		140,198

Total—Prior Classifications	$212,027		$120,635		$102,807	$234,974		$670,443

	Year Ended March 31, 2001
	Country Representative Compensation		Bandwidth and Related		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$168,322	(a)	$0		$0	$5,901	(b)	$174,223
Integration and provisioning costs	67,116	(c)	17,578	(d)	0	64,755	(e)	149,449
Bandwidth and related costs	0		107,860		0	0		107,860
Network operations	0		0		79,503	1		79,504
Selling, general and administrative	0		0		0	127,222		127,222

Total—Prior Classifications	$235,438		$125,438		$79,503	$197,879		$638,258

Notes (a) through (e) are used in the following paragraphs to describe each of the expense reclassifications.

Communication Services Costs

Communication services costs, including both country representative compensation and support compensation, consist of costs associated with Network Services, Application Services and Other Communication Services revenues. The country representative compensation was previously reported in the country representative compensation category (reference (a) in reclassification table above). The support compensation expense was previously reported in the selling, general and administrative category (reference (b) in reclassification table above).

Integration and Provisioning Costs

Our integration and provisioning costs include expenses related to Global Connect revenues, or the provisioning of the “last mile” whereby the Company installs and manages leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use our Network Services. These expenses are paid in the form of country representative compensation and support compensation to country representatives as well as local access costs paid directly to local telecom service providers. Integration and provisioning costs also include the amortization of installation expenses over the life of the client contract. The country representative compensation was previously reported in the country representative compensation category (reference (c) in reclassification table above). The support compensation expense was previously reported in the

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selling, general and administrative category (reference (e) in reclassification table above). The local access costs, incurred by consolidated country representatives for provisioning the last mile services for the client, were previously reported in the bandwidth and related costs category (reference (d) in reclassification above).

3.    DERIVATIVE FINANCIAL INSTRUMENTS

Under the terms of its $250,000,000 Senior Secured Credit Facility, the Company was required to enter into hedge agreements to provide that at least 50% of the outstanding term loans are subject to fixed interest rates. The Company entered into interest swap agreements which were designated as cash flow hedges to fix the interest rates and mitigate interest rate risk. In conjunction with the repayment of the indebtedness under the Senior Secured Credit Facility and termination thereof on December 20, 2002, the interest rate swap agreements were terminated. In connection with the mortgage agreement related to the purchase of the Company’s headquarters facility, the Company entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. In conjunction with the repayment of the mortgage indebtedness on March 21, 2003, the interest rate swap agreement was terminated.

For the year ended March 31, 2002, the change in fair value of cash flow hedges resulted in a pre-tax credit to Other Comprehensive Income (“OCI”) of approximately $29,000 (approximately $13,000, net of tax). For the year ended March 31, 2003, the change in the fair value of cash flow hedges resulted in a charge to OCI of approximately $3,694,000. The cash flow hedges were terminated with the pay-off of the Company’s related debt resulting in a charge to earnings of approximately $4,225,000.

4.    INVESTMENTS IN SECURITIES

The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	Amortized Cost	Fair Value
As of March 31, 2002:
U.S. government securities	$204,529	$206,169
Corporate debt instruments	164,249	164,422

	$368,778	$370,591

As of March 31, 2003:
U.S. government securities	$166,900	$168,475
Corporate debt instruments	112,718	113,774

	$279,618	$282,249

The estimated fair value of available-for-sale securities by contractual maturity at March 31, 2003 is as follows (in thousands):

Due within one year	$72,862
Due after one year through five years	168,216
Due after five years through ten years	14,948
Due after ten years	26,223

$282,249

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from the sale and maturities of available-for-sale securities amounted to approximately $405.6 million, $459.9 million and $445.9 million for the years ended March 31, 2001, 2002 and 2003, respectively. Gross unrealized gains on available-for-sale securities were approximately $5.0 million, $2.6 million and $2.7 million for the years ended March 31, 2001, 2002 and 2003 respectively. Gross unrealized losses on available-for-sale securities were approximately $21,000, $805,000 and $84,000 for the years ended March 31, 2001, 2002 and 2003 respectively. Gross realized gains and (losses) for available-for-sale securities were approximately $700,000 and $(404,000), respectively, during fiscal 2001. Gross realized gains and (losses) for available-for-sale securities were approximately $2.0 million and $(66,000), respectively, during fiscal 2002. Gross realized gains and (losses) for available-for-sale securities were approximately $2.8 million and $(484,000), respectively, during fiscal 2003.

5.    INCOME TAXES

The provision for (benefit from) income taxes is summarized as follows (in thousands):

	Year Ended March 31
	2001	2002	2003
Current:
Federal	$16,644	$(26,499)	$4,447
State	3,861	(5,136)	2,061
Foreign	4,699	4,782	4,845

	25,204	(26,853)	11,353

Deferred:
Federal	1,995	25,215	142,774
State	561	4,907	22,621
Foreign	(80)	(1,105)	811

	2,476	29,107	166,206

	$27,680	$2,164	$177,559

The components of income (loss) before provision for income taxes and minority interest are (in thousands):

	Year Ended March 31
	2001	2002	2003
Domestic	$43,245	$(17,545)	$(45,054)
Foreign	11,892	7,241	3,163

	$55,137	$(10,304)	$(41,891)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the difference between the U.S. federal statutory tax rate and the rates used by the Company in the determination of net income (loss) (in thousands):

	Year Ended March 31
	2001	2002	2003
Provision (credit) for income taxes at 35%	$19,298	$(3,606)	$(12,840)
State taxes, net of federal effect	2,875	(149)	(945)
Difference in foreign taxation and tax rates	(1)	196	3,696
Valuation allowance	1,335	—	181,703
Non-deductible expense items	4,983	5,928	5,175
Foreign subsidiary loss utilization	164	(1,049)	768
Other	(974)	844	2

	$27,680	$2,164	$177,559

The principal components of deferred tax assets and (liabilities) are as follows (in thousands):

	Year Ended March 31
	2001	2002	2003
Customer-based intangible asset	$—	$142,477	$131,605
Compensation and benefit accruals	14,563	10,244	9,417
Billings in excess of revenues	4,759	7,581	8,787
Net operating loss carryforwards	5,269	6,684	37,784
Differences between book and tax bases of property	(2,426)	(2,697)	(7,699)
Other	1,147	3,183	3,075

	23,312	167,472	182,969
Valuation allowance	—	—	(181,703)

	$23,312	$167,472	$1,266

During the year ended March 31, 2001, the Company filed a request for determination from the Internal Revenue Service (“IRS”) regarding the propriety of establishing an intangible asset, for tax purposes only, arising in connection with the September 1999 transaction with three stockholders in which the Company obtained access to certain customers serviced by AUCS Communication Services N.V (“AUCS”) and cash of $40 million in exchange for the issuance to the stockholders of 47.84 million shares of the Company’s Class B common stock. In November 2001, the Company received a favorable determination from the IRS that an intangible asset relating to the access to these customers was created by the transaction. The intangible asset, that will be amortized in the Company’s tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly, in the three months ended December 31, 2001, the Company recorded a deferred tax asset of approximately $171.0 million. Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to these customers was valued at the stockholders’ basis of $0. Correspondingly, the credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

During the quarter and fiscal year ended March 31, 2003, the Company recorded a non-cash charge to establish a valuation allowance of $181.7 million against its entire net U.S. deferred tax assets. The valuation

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance is calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when, due to a lack of current visibility, there is a degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. In the fiscal year beginning April 1, 2003 the Company expects to be in a position of cumulative loss for the three-year period that includes fiscal years 2002, 2003 and 2004. This represents sufficient negative evidence as to require a valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a valuation allowance until sufficient positive evidence, as contemplated in SFAS No. 109, exists to support its reversal. Until an appropriate level of profitability is reached, the Company does not expect to recognize any domestic tax benefits in future results of operations.

At March 31, 2003, the Company has federal net operating loss carryforwards of approximately $100.5 million that expire between 2019 and 2021. Of the total federal net operating loss carryforwards, $10.3 million arose in connection with the acquisition of the minority interest during fiscal 2001 in a subsidiary and utilization is limited to $1.3 million per year.

6.    COMMITMENTS AND CONTINGENCIES

Leases—Minimum fixed payments required for the next five years and thereafter under capital and operating leases in effect at March 31, 2003 are as follows (in thousands):

	Capital Leases Equipment	Operating Leases
		Real Estate	Equipment
2004	$2,598	$6,996	$5,574
2005	1,722	5,702	1,865
2006	1,722	3,410	920
2007	1,148	2,355	265
2008	—	1,968	172
Thereafter	—	8,091	84

	$7,190	$28,522	$8,880

Imputed interest	(958)

Present value of net minimum lease payments	$6,232

Rental expense under noncancelable operating leases for the use of real estate and equipment amounted to approximately $8.4, $12.1, and $12.0 million in 2001, 2002 and 2003, respectively.

Capital leases pertain to amounts due under leases for the use of furniture and communications and related equipment. The net book value of the related assets included in property, equipment and communication lines was approximately $10.6 and $6.6 million at March 31, 2002 and 2003, respectively.

The Company leases certain communication lines and related bandwidth for its backbone network under short-term arrangements which are cancelable by either party.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments—The Company has a contract with a vendor which contains a minimum purchase commitment to the vendor over a five-year period of approximately $14.0 million. The contract provides for an early termination for convenience with a termination fee that declines over the period of the contract. The contract expires on December 14, 2006. At March 31, 2003, the aggregate remaining purchase commitment under the contract was $8.1 million and the fee for early termination for convenience by the Company was approximately $4.4 million.

During the fiscal year ended March 31, 2003, the Company entered into an agreement with a vendor whereby the Company committed to purchase voice services at a minimum level of $7.0 million per year for a three-year period.

The Company is obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between the Company and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at March 31, 2003, is approximately $27.4 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

The Company is committed to pay operation and maintenance costs to providers of its purchased bandwidth over the life of the contracts. Over the next five years, the Company is committed to incur approximately $2.8 million per year. After five years the aggregate commitments are approximately $5.9 million.

Contingencies—Purchased bandwidth with a net book value of approximately $11.0 million at March 31, 2003, had been purchased from network service providers which filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions on or before March 31, 2003, and which have not yet completed these bankruptcy proceedings.

Information available to the Company as of March 31, 2003 indicates that it is more likely than not that the network services obtained from those providers who had not yet completed their bankruptcy proceedings as of March 31, 2003 will continue to be provided under the original terms of each of the agreements. The Company is of the opinion that the carrying values of the related assets are not impaired. The Company will continue to monitor the situation and will record a charge if events or changes in circumstances indicate that the carrying value of the assets is no longer realizable.

Litigation—During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company’s financial statements.

During December 2001 and through February 7, 2002, nine purported class action lawsuits were filed against the Company and various other parties alleging various violations of United States securities laws and these have subsequently been consolidated into one lawsuit. The Company is unable at this time to predict the outcome of any of these lawsuits.

The Company follows the provisions of Statement of Financial Accounting Standards No. 5 (SFAS No. 5), “Accounting for Contingencies.” SFAS No. 5 requires that an estimated loss from a loss contingency be accrued for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated. Because of the uncertainties related to the incurrence, amount and range of loss on these proceedings, management is currently unable to predict the outcome of the litigation, determine whether a liability has been incurred or make a reasonable estimate of the

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability that could result from an unfavorable outcome. Although the ultimate outcome of the pending litigation cannot be ascertained at this time, the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages will not have a material adverse effect on its consolidated financial position and results of operations. However, the Company can provide no assurances as to the outcome of the litigation or the impact on it of an adverse ruling in such litigation. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. As additional information becomes available, the Company will assess its potential liability and revise its estimates if necessary.

7.    PROPERTY, EQUIPMENT AND COMMUNICATIONS LINES

Property, equipment and communication lines recorded at cost consist of the following (in thousands):

	March 31,
	2002	2003
Communication, computer and related equipment	$277,870	$286,154
Communication lines	351,575	302,980
Land, buildings and leasehold improvements	76,291	77,851
Furniture and other equipment	17,091	19,449

	722,827	686,434
Less accumulated depreciation and amortization	228,426	262,910

Net property, equipment and communication lines	$494,401	$423,524

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 10 to 25 years.

The Company had purchased bandwidth with a net book value of approximately $1.6 million at March 31, 2002 from a network service provider which was in bankruptcy proceedings as of March 31, 2002. The Company also had purchased bandwidth with a net book value of approximately $40.8 million as of June 30, 2002 from a network service provider and its affiliates, each of which was in bankruptcy proceedings as of June 30, 2002. These service providers subsequently shut down operations and, as a result, the services they were providing for the Company under the purchased bandwidth agreements were disrupted. The Company determined that the service disruption was permanent and concluded to write-off the net book value of the purchased bandwidth at March 31, 2002 and June 30, 2002. This write-off resulted in a charge to the Company’s results of operations of approximately $1.6 million and $40.8 million which is included in bandwidth and related costs in the consolidated statement of operations for the fiscal years ended March 31, 2002 and 2003, respectively.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    INTANGIBLE AND OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31,
	2002	2003
SERP minimum pension liability (see Note 11)	$1,366	$2,030
Pension minimum liability	—	18
IDIP assets (see Note 13)	12,678	6,413
Unamortized debt issuance costs	2,148	—
Deferred installation costs	15,124	15,912
Investments in unconsolidated affiliates	2,158	19,364
Goodwill	1,468	1,468
Intangible assets, net	4,486	3,162
Employee loans receivable and interest	1,975	2,026
Other	3,973	3,765

Total intangible and other assets	$45,376	$54,158

The net unrealized holding losses on trading securities amounted to approximately $3.8 million, $2.0 million and $3.0 million for the years ended March 31, 2001, 2002 and 2003, respectively.

On December 8, 2000, the Company loaned, on a collateralized and interest-bearing basis, an aggregate of $2.4 million to certain current and former employees who are not corporate officers of the Company. The notes are payable on demand. Interest is based on 3-month LIBOR plus .75% (2.63% at March 31, 2003) as determined at the rate determination date. Interest, which can be capitalized at the borrower’s option, is due in arrears on July 1, 2001 and on each six month anniversary thereafter until the notes are paid in full. In April 2001, approximately $537,000 of the notes were paid in cash. The notes, including principal and interest were approximately $2.0 million at March 31, 2003.

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

For the fiscal year ended March 31, 2003, no intangible assets were acquired, impaired or disposed. Intangible assets consisted of the following (in thousands):

		March 31, 2002			March 31, 2003
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Purchased technology	5	$6,600	$(2,200)	$4,400	$6,600	$(3,520)	$3,080
Other	20	1,681	(1,595)	86	1,681	(1,599)	82

Total		$8,281	$(3,795)	$4,486	$8,281	$(5,119)	$3,162

Total amortization expense for the fiscal year ended March 31, 2003 was approximately $1,324,000. At March 31, 2003, estimated future amortization expense is as follows: approximately $1.3 million, $1.3 million, $446,000, $6,000 and $55,000 for fiscal years 2004, 2005, 2006, 2007 and thereafter, respectively.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    LONG-TERM OBLIGATIONS

In December 2002, the Company repaid all of its long-term debt then outstanding, amounting to $81.4 million, and terminated all unfunded commitments under its $250,000,000 Senior Secured Credit Facility. As a result of this early extinguishment, maximum borrowings available to the Company under the Senior Secured Credit Facility were reduced by $171.4 million. The write-off of unamortized debt issuance costs associated with the termination of an interest swap and other costs associated with termination of the credit facility totaling $2.6 million is reported in other income, net for the year ended March 31, 2003.

In March 2003, the Company repaid all of its debt outstanding, amounting to $21.0 million, under its mortgage agreement with a bank that provided financing for the purchase of the Company’s headquarters facility. Costs associated with termination of the credit facility, primarily costs of terminating an interest rate swap agreement totaling $2.6 million are reported in other income, net for the year ended March 31, 2003.

10.    LONG-TERM PURCHASED BANDWIDTH OBLIGATIONS

During the year ended March 31, 2000, the Company entered into agreements for purchased bandwidth in various cable systems. The remaining installment payment under one of these agreements of approximately $27.4 million was paid during fiscal year 2001.

11.    EMPLOYEE BENEFIT PLANS

Pensions—The Infonet Pension Plan (the “Pension Plan”) is a contributory defined benefit pension plan in which substantially all of the Company’s domestic employees are eligible to participate. The pension benefits received by a retiring employee are calculated by multiplying the employee’s total eligible compensation for each year of participation by 2.25%. Eligible compensation consists of base compensation plus non-discretionary bonuses and commissions. Income related to the 1998 Stock Option Plan, 1999 Stock Option Plan and 2000 Omnibus Stock Plan, reimbursements, fringe benefits or other forms of special pay are not eligible compensation (See Note 13). Pension benefits are paid monthly from the retirement date until the participant’s death. Normal retirement is at age 65; however, participants may retire as early as age 55 with a reduced benefit. Participants are required to contribute 3% of pay, after tax, up to a specific maximum. The Company pays the cost of benefits not provided by participant contributions.

Supplemental Executive Retirement Plan—The Infonet Supplemental Executive Retirement Plan (the “SERP”), is a non-qualified deferred compensation plan in which three of the Company’s executive officers participated during the fiscal year ended March 31, 2003. The SERP benefits received by a retiring executive are calculated by multiplying the executive’s average compensation during his final 36 months of employment under the SERP by a factor of 38%, 43% or 50% depending on whether the sum of years of service and the age of the participant exceeds 65, 75 or 85 years as of the date of termination of employment. The annual SERP benefit is reduced by the annual benefit from the Pension Plan described above. Eligible compensation consists of base compensation plus non-discretionary bonuses and commissions. Income related to the 1998 Stock Option Plan, 1999 Stock Option Plan, 2000 Omnibus Stock Plan, reimbursements, fringe benefits or other forms of special pay are not eligible compensation (see Note 13). In lieu of the foregoing benefits, the SERP provides beneficiaries of participants who die while employed by the Company with a death benefit equal to 250% of the participant’s average compensation during his final 36 months of employment. The SERP also provides participants and their spouses and dependents with certain post-employment health care coverage.

Senior Executive Supplemental Benefits Plan—Effective as of May 7, 2002, the Company adopted the Senior Executive Supplemental Benefits Plan (the “Supplemental Benefits Plan”). The Supplemental Benefits

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan is a non-qualified deferred compensation plan that provides for enhanced retirement benefits for certain key executives designated for participation in the Supplemental Benefits Plan by the Compensation Committee of the Company’s Board of Directors. Under the Supplemental Benefits Plan the Company provides a matching contribution on behalf of designated executives equal to any amounts deferred by them under the Infonet Deferred Income Plan up to a limit of 3% of the excess of a participant’s gross cash compensation, including amounts deferred under the Infonet Deferred Income Plan, the 401(k) plan and Internal Revenue Code Section 125 plan, over the annual compensation limit under Internal Revenue Code Section 401(a)(17), currently $200,000. Matching contributions under the Supplemental Benefits Plan are made promptly after the end of each calendar year.

The Supplemental Benefits Plan also provides certain designated executives with an excess pension benefit equal to the amount, if any, by which the designated executive’s accrued benefit under the Pension Plan is, or has previously been, reduced to comply with Internal Revenue Code Section 415 or because the compensation taken into account for purposes of the executive’s pension plan accruals exceeded the annual compensation limit under Internal Revenue Code Section 401 (a)(17). Excess pension benefits under the Supplemental Benefits Plan are payable at the same time and in the same manner as a participant’s benefits are paid under the Pension Plan, with corresponding adjustments for early or postponed retirement.

The Supplemental Benefits Plan also provides for an enhanced SERP benefit. The enhanced SERP benefit is calculated by multiplying a retiring employee’s average compensation during his final 36 months of employment by 60%, minus his annual benefit under the Pension Plan as well as any amounts withdrawn from the SERP and transferred to the Infonet Deferred Income Plan. The enhanced SERP benefit is payable pursuant to the terms and conditions of the SERP, which are incorporated into the Supplemental Benefits Plan.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two years ended December 31, 2001 and 2002, and a statement of the funded status as of the plans’ years ends of December 31, 2001 and 2002 which are included in the Company’s 2002 and 2003 financial statements, respectively (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2002	2003	2002	2003
Change in benefit obligation
Benefit obligation at beginning of year	$19,339	$22,593	$1,082	$1,453
Service cost	1,140	1,409	11	—
Interest cost	1,408	1,690	80	103
Plan participants’ contributions	944	989	—	—
Actuarial loss	1,258	1,109	339	158
Benefits paid	(813)	(942)	(59)	(71)
Amendment	5	1,220	—	—
Settlements	(688)	—	—	—

Benefits obligation at end of year	22,593	28,068	1,453	1,643

Change in plan assets
Fair value of plan assets at beginning of year	17,291	16,367	—	—
Actual return on plan assets	(1,055)	(2,269)	—	—
Employer contribution	—	1,306	—	63
Plan participants’ contributions	944	989	7	8
Benefits paid	(813)	(942)	(7)	(71)

Fair value of plan assets at end of year	16,367	15,451	—	—

Funded status	(6,226)	(12,617)	(1,453)	(1,643)

Unrecognized net actuarial (gain) loss	1,773	6,587	(378)	(190)
Unrecognized prior service cost	1,628	2,233	1,339	1,252

Net amount recognized	$(2,825)	$(3,797)	$(492)	$(581)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(4,191)	(11,266)	(1,453)	(1,643)
Intangible asset	1,366	2,048	961	1,062
Other comprehensive income	—	5,421	—	—

Net amount recognized	$(2,825)	$(3,797)	$(492)	$(581)

Weighted-average assumptions as of year-end:
Discount rate	7.25%	6.5%	7.25%	6.5%
Expected return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	5.18%	4.00%	N/A	N/A

The rate of compensation increase shown is for the qualified pension plan. For the nonqualified pension plan, compensation is assumed to increase at a 3.75% annual rate.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2003. The rate was assumed to decrease gradually to 5% for 2006 and remain at that level thereafter.

	Pension Benefits			Other Postretirement Benefits
	2001	2002	2003	2001	2002	2003
Service cost	$956	$1,140	$1,409	$5	$11	$1
Interest cost	1,306	1,408	1,690	61	80	103
Expected return on plan assets	(1,573)	(1,566)	(1,539)	—	—	—
Amortization of prior service cost	470	464	615	75	86	86
Recognized actuarial (gain) loss	(267)	(31)	103	(53)	(54)	(30)

Net periodic benefit cost	$892	$1,415	$2,278	$88	$123	$160

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were approximately $4,166,000, $4,085,000, and $0, respectively, as of March 31, 2003, and $2,500,000, $1,388,000 and $0, respectively, as of March 31, 2002.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total service and interest costs components	$12	$(9)
Effect on postretirement benefit obligation	$184	$(153)

Employees outside the United States are generally enrolled in pension plans in the country of domicile. These plans are not considered to be significant individually or in the aggregate to the Company’s financial statements. The pension liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

12.    STOCKHOLDERS’ EQUITY

The Company’s Board of Directors approved a plan for the use of up to $100 million to repurchase shares of Infonet class B common stock over a two-year period commencing November 2001. These repurchases have been and will be made in the open market or privately negotiated transactions and in compliance with the Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of stock and acquisitions may be suspended at any time at the Company’s discretion. For the year ended March 31, 2002, the Company repurchased 1,170,600 shares at an aggregate cost of approximately $2.6 million. For the year ended March 31, 2003 the Company repurchased 6,214,000 shares at an aggregate cost of approximately $12.3 million.

Class A shares and Class B shares vote together as a single class on most matters with the Class A shares entitled to ten votes and the Class B shares entitled to one vote. Class A shares are convertible into Class B shares on a one-for-one basis. Class A and Class B shares are entitled to receive dividends on an equal basis other than a dividend of capital stock. The Restated Certificate of Incorporation prohibits the Company and Board of Directors from issuing any further shares of Class C common stock.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    STOCK INCENTIVE AND DEFERRED COMPENSATION PLANS

During 1999, the Company’s Board of Directors adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”), the 1998 Stock Appreciation Rights Plan (the “SARs Plan”), the 1998 Option Plan (the “1998 Option Plan”) and the 1999 Stock Option Plan (the “1999 Option Plan”).

Under the 1998 Option Plan, the Company was authorized to issue options to purchase up to 8.97 million shares of its Class C common stock. Options issued under the 1998 Option Plan vest ratably over a four or five year period beginning one year from the date of the grant. All options must be exercised within ten years from the date of original grant. The 1998 Option Plan was a book value plan whereby participants were granted options to purchase shares of the Company’s stock at book value at the date of grant, as calculated in accordance with the 1998 Option Plan. The 1998 Option Plan provided that book value is determined using a formula based on a multiple of the Company’s consolidated revenue. The 1998 Option Plan also provided that the Company had a call right to repurchase the shares from stockholders under the 1998 Option Plan who leave the Company’s employ, or on or after March 15, 2003, provided that the stock was not publicly traded. The 1998 Option Plan was converted to a market value plan, and the Class C common stock was converted to Class B common stock on December 16, 1999, the date of the Company’s IPO. In accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” and Emerging Issues Task Force Issue No. 88-6, “Book Value Stock Plans in an Initial Public Offering” the Company recorded a charge to compensation expense of approximately $13.4 million, $13.6 million and $10.9 million in fiscal years 2001, 2002, and 2003 respectively. The remaining unrecognized compensation expense of approximately $8.3 million will be amortized ratably over the remaining vesting period at a rate of approximately $2.8 million per quarter through December 31, 2003.

Under the Purchase Plan, the Company was authorized to issue up to 17.94 million shares of its Class C common stock to 35 participants designated by the committee which administers the Purchase Plan. The Purchase Plan was a book value plan whereby participants could purchase shares of the Company’s stock at book value at the date of grant, as calculated in accordance with the Purchase Plan. The Purchase Plan provided that book value is determined using a formula based on a multiple of the Company’s consolidated revenue. The Purchase Plan also provided that the Company had a call right to repurchase the shares from stockholders under the Purchase Plan who left the Company’s employ, or on or after March 15, 2003, provided that the stock was not publicly traded. The stockholders under the Purchase Plan also had a right to put shares purchased under the Purchase Plan to the Company, which then had to repurchase the shares at their book value as of that date, provided that the stock was not publicly traded. During 1999, the Company granted purchase rights with respect to approximately 9.62 million shares at $0.84 per share. Also during 1999, approximately 9.56 million of the approximately 9.62 million rights granted under the Purchase Plan were exercised by employees and the remaining rights expired unexercised. Of the total shares issued, approximately 9.52 million shares were purchased with full recourse notes in the amount of approximately $7,956,000, by the employees of the Company, and approximately 48,000 shares issued were purchased with cash. The notes, including principal and accrued interest at 5% per year were due on January 1, 2002. At January 1, 2002, notes receivable with an original principal amount of approximately $390,000 had been paid in cash. At December 31, 2001, the remaining notes outstanding of approximately $8.7 million of principal and interest, were amended to extend the due date to November 30, 2004. As of March 31, 2003, principal and interest of approximately $8.7 million were included in stockholders’ equity.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to the Company’s IPO, these SARs are indexed to the Company’s Class B common stock in accordance with the provisions of the SARs Plan. The SARs vest at 25% per year over four years with the first quartile vesting on January 1, 2001. On April 25, 2000, the Company amended the SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that the SARs may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the Company is accounting for the tandem awards as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The amendment to the SARs plan created a new measurement date. The Company credited stock-related compensation by approximately $5.3 million to reflect the stock price at the new measurement date. Total compensation (benefit) expense recorded under the SARs plan and the amended SARs plan was approximately ($3.0) million, $2.4 million and $ 2.1 million in fiscal years 2001, 2002, and 2003 respectively. The remaining compensation expense of approximately $1.7 million will be amortized ratably over the remaining vesting period at a rate of approximately $600,000 per quarter through December 31, 2003.

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

On April 18, 2000 the Company’s Board of Directors adopted the 2000 Omnibus Stock Plan (the “Omnibus Plan”), which authorizes the Company to grant or issue options, restricted stock and performance awards, dividend equivalents, deferred stock and stock payments up to a total of 10,000,000 shares. Options issued under the Omnibus Plan vest as determined by the Company’s Compensation Committee at the time of grant and typically must be exercised within 10 years from the date of grant.

The Company’s Board of Directors also adopted on April 18, 2000 the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares which may be issued under the Employee Stock Purchase Plan is 2,000,000.

During April 2001, the Company modified stock options held by certain executives to provide for acceleration of vesting upon death or disability. Additionally, the modifications allow for the stock options to continue to be exercisable for their original term upon death or disability or upon certain separation events, as defined. The occurrence of any of these events will cause the Company to recognize additional compensation expense. To date the Company has not been required to recognize any additional compensation related to this modification.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes stock option activity (shares in thousands):

	Fiscal Year
	2001		2002		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	13,392	$17.82	24,193	$13.13	19,476	$10.07
Granted	11,828	7.03	2,871	2.58	7,881	2.22
Exercised	(547)	0.84	(473)	0.84	(489)	0.84
Cancelled	(588)	6.40	(7,115)	18.09	(743)	3.31
Rescinded	108	0.84	—	—	—	—

Outstanding, end of year	24,193	$13.13	19,476	$10.07	26,125	$8.07

Exercisable, end of year	2,952	$16.85	6,079	$11.77	11,387	$10.21

The following summarizes stock options outstanding and exercisable as of March 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted average Remaining life (years)	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$ 0.84	2,453	4.1	$0.84	1,649	$0.84
$ 1.53 – 2.27	9,417	9.2	$2.20	1,953	$2.22
$ 2.35 – 3.06	675	8.5	$2.52	233	$2.70
$ 5.15 – 7.59	6,939	7.7	$5.80	3,506	$5.79
$ 7.75 – 8.70	42	8.3	$8.21	11	$8.21
$ 13.50 – 17.81	380	7.1	$13.77	184	$13.76
$ 21.00 – 25.20	6,219	6.7	$22.58	3,851	$22.58

$ 0.84 – 25.20	26,125	7.7	$8.07	11,387	$10.21

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in fiscal 2001, 2002 and 2003. The following assumptions were applied in determining the pro forma compensation costs:

	Year Ended March 31,
	2001	2002	2003
Weighted average risk-free rate of return, annual	5.77%	4.02%	3.00%
Expected option life, in years	4.1	4.0	4.0
Expected volatility	85%	93%	81%
Expected dividend yield	—	—	—
Fair value of option:
Granted at market price	$4.81	$2.58	$1.35
Granted at prices exceeding market	$8.45	$—	—
Granted at prices less than market	$12.88	$—	—

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value at date of grant was $3.05, $2.37 and $0.76 for all shares of the Company’s Class B common stock issued under the Employee Stock Purchase Plan during fiscal 2001, 2002 and 2003, respectively, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied in determining the pro forma compensation costs:

	Year Ended March 31,
	2001	2002	2003
Weighted average risk-free rate of return, annual	6.24%	4.89%	1.92%
Expected life, in months	3	6	8
Expected volatility	85%	93%	57%
Expected dividend yield	—	—	—

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

The Company has a nonqualified deferred income plan (the “IDIP”) for employees earning over a prescribed amount. Participants may defer receipt of compensation, which is held by the Company in trust and is invested in accordance with the participants’ directions. As of March 31, 2001, 2002 and 2003 the trust assets held by the Company aggregated approximately $19.6 million, $12.7 million and $6.4 million, respectively; the vested portion of trust assets aggregated approximately $19.6 million, $12.7 million and $6.4 million, respectively. These assets are accounted for as trading securities and included in other assets in the accompanying financial statements.

14.    RELATED-PARTY TRANSACTIONS

Related parties consist of the Company’s stockholders and its affiliates as well as non-consolidated country representative organizations in which the Company holds greater than a 20% but less than a fifty percent ownership interest, country representative organizations owned directly or indirectly by the Company’s stockholders, and the affiliates of the Company’s stockholders.

Related party transactions for the years ended March 31 comprise the following (in thousands):

Revenues:	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$31,323	$27,347	$14,041
Infonet Telecom AS (Norway)	6,175	6,436	7,939
Infonet Thailand Ltd. (Thailand)	140	360	166
KDDI Corporation (Japan)	13,293	26,521	35,562
KPN Telecom B.V. (The Netherlands)	90,844	82,587	89,737	*
Swisscom AG (Switzerland)	41,069	37,073	64,763	*
Telefonica International Holdings B.V. (Spain)	10,559	11,286	9,433
Telia A.B. (Sweden)	65,421	47,463	60,112	*
Telstra Corporation Limited (Australia)	16,931	22,146	25,376

*	Includes one third of the incentive fee of $73.7 million in the year ended March 31, 2003.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Costs and Expenses: Communication Services Costs
	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$77,992	$61,840	$10,200
Infonet Telecom AS (Norway)	1,701	1,472	1,741
Infonet Thailand Ltd. (Thailand)	256	215	145
KDDI Corporation (Japan)	3,598	8,275	10,506
KPN Telecom B.V. (The Netherlands)	35,439	30,910	19,543
Swisscom AG (Switzerland)	5,858	5,292	8,326
Telefonica International Holdings B.V. (Spain)	920	1,847	2,354
Telia A.B. (Sweden)	7,621	4,907	6,594
Telstra Corporation Limited (Australia)	5,873	7,300	7,162
Integration and Provisioning Costs
	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$26,830	$22,487	$3,289
Infonet Telecom AS (Norway)	1,198	1,436	1,801
Infonet Thailand Ltd. (Thailand)	2,927	2,104	1,833
KDDI Corporation (Japan)	3,006	5,629	7,387
KPN Telecom B.V. (The Netherlands)	13,061	14,878	13,288
Swisscom AG (Switzerland)	4,877	6,779	11,688
Telefonica International Holdings B.V. (Spain)	1,359	2,279	3,329
Telia A.B. (Sweden)	4,572	5,565	7,754
Telstra Corporation Limited (Australia)	2,978	3,193	5,096

Bandwidth and Related Costs
	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—
Infonet Telecom AS (Norway)	189	206	83
Infonet Thailand Ltd. (Thailand)	314	783	694
KDDI Corporation (Japan)	7,073	1,196	1,654
KPN Telecom B.V. (The Netherlands)	2,130	1,753	3,828
Swisscom AG (Switzerland)	1,191	978	1,168
Telefonica International Holdings B.V. (Spain)	780	469	645
Telia A.B. (Sweden)	737	805	3,058
Telstra Corporation Limited (Australia)	5,576	921	58
Network Operations
	2001	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—
Infonet Telecom AS (Norway)	—	—	—
Infonet Thailand Ltd. (Thailand)	—	—	—
KDDI Corporation (Japan)	1,014	939	904
KPN Telecom B.V. (The Netherlands)	—	—	—
Swisscom AG (Switzerland)	—	—	—
Telefonica International Holdings B.V. (Spain)	—	—	—
Telia A.B. (Sweden)	—	—	—
Telstra Corporation Limited (Australia)	—	—	—

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $37.8 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization as of March 31, 2003 was approximately $13.6 million.

Related party balances as of March 31 comprise the following (in thousands):

	2002	2003
Accounts receivable, net	$47,251	$56,591
Accounts payable	22,868	1,891
Network communications	4,465	2,303

On September 30, 1999, the Company entered into various agreements with AUCS Communication Services-N.V. (“AUCS”), Unisource (the then owner of AUCS) and KPN, Swisscom and Telia, each of which is a Class A stockholder of the Company. Among the agreements was a three-year management agreement (the “Management Agreement”), which terminated as scheduled on October 1, 2002.

As part of the agreement entered into with related parties of the Company on September 30, 1999, the Company also entered into a three-year management agreement with a related party. Under the terms of the Management Agreement, the Company earned a management fee equal to 1.5% of the consolidated revenues of the related party up to a defined aggregate maximum, over the term of the agreement. The Company recognized management fee revenue of approximately $3.7 million, $4.0 million and $1.7 million in fiscal years 2001, 2002 and 2003 respectively.

In order to memorialize the termination of the Management Agreement and related agreements, the Company entered into a termination and transition agreement during fiscal year 2003. The agreement provides for among other things: (i) the provision of certain services by the Company to AUCS and by AUCS to the Company for a limited period of time beginning October 1, 2002 continuing through April 2003, in order to ensure a smooth transition after the termination for the Management Agreement and (ii) the terms of payment of certain fees and costs related to the termination and transition arrangements. The Company also purchased certain network equipment for approximately $1.5 million from AUCS during fiscal year 2003.

The Management Agreement provides for an incentive fee payment payable upon the termination of the Management Agreement based upon the Company’s achieving certain performance criteria. In accordance with the amount claimed, the Company had received and recognized as revenue an interim payment of Euro 56.0 million (approximately $56.7 million) on December 15, 2002. In March 2003 in accordance with the Incentive Payment Agreement (the “Agreement”) the final incentive fee of Euro 77 million was agreed upon by the parties. In accordance with the Agreement, of the unpaid balance of the incentive fee of the Euro 21 million, Euro 16 million (approximately $16.9 million) was paid in April 2003 and Euro 5 million was placed in an escrow account for final disposition pending resolution of certain contingencies as required by the terms of Agreement. Accordingly, the Company has recognized an additional Euro 16 million (approximately $16.9 million) as incentive fee revenues during the three months ended March 31, 2003. As of March 31, 2003 the Company recognized Euro 72 million (approximately $73.7 million) as incentive fee revenues.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    ACQUISITIONS AND DIVESTITURES

In June 2000, the Company sold its interest in Infonet Software Solutions Inc. for $1.5 million in cash, resulting in a loss of $480,000.

In August 2000, the Company paid $12 million in cash to acquire the remaining 51 percent in its subsidiary Networks Telephony Corporation (“NTC”). This acquisition increased the Company’s effective ownership in NTC to 100 percent. The excess of the purchase price of the stock over the fair value of the additional interest obtained in NTC’s tangible net assets was $7.8 million and was allocated to purchased technology and acquired net operating losses. Had the acquisition occurred as of April 1, 2000, pro forma consolidated revenues, net income (loss) and net income (loss) per share would not have been materially different than the amounts reported for any period.

During the year ended March 31, 2003 the Company acquired a 46% interest in a company (“the investee”) that provides wireless roaming services to multinationals. The investment consisted of a $10 million direct investment in the investee for a 40% interest and an indirect investment of $10 million in the investee’s holding company for the remaining 6% interest. As of March 31, 2003 the Company has paid approximately $18 million of the $20 million total purchase price. The Company accounts for this investment using the equity method of accounting.

Equity in the income (loss) from investments accounted for under the equity method were approximately $108,000, $141,000, and $(1.4) million for the years ended March 31, 2001, 2002 and 2003, respectively, and are included in other expense in the accompanying consolidated statements of operations and comprehensive income (loss).

16.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per common share is computed based on the weighted average share plus the dilutive effect of potential common stock.

At March 31, 2001, 2002 and 2003 the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock had no effect on the reported diluted earnings per share for the period ended March 31, 2001, and an antidilutive effect on the reported loss per share for the years ended March 31, 2002 and 2003. Consequently, reported basic and diluted earnings (loss) per share are the same amount for the three years ended March 31, 2003. Options to purchase approximately 17.8 million, 19.5 million and 26.1 million shares of common stock were outstanding at March 31, 2001, 2002 and 2003 respectively, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

17.    SEGMENT INFORMATION

The Company conducts business in two operating segments: country representatives or Direct Sales Channels (“Direct”) and Alternate Sales Channels (“Alternate”). Both of these segments generate revenues by providing customers with a complete global networking solution.

The Company has organized its operating segments around differences in distribution channels used to deliver its services to clients. These segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. The Company’s management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments. Costs

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relating to operating the Company’s core network, and non-allocable general, administrative, marketing and overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network, nor their associated depreciation expense are allocated to the segments.

The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Year Ended March 31,
	2001	2002	2003
Reportable segments:
Revenues from external customers:
Direct	$405,201	$405,480	$560,101
Alternate	256,744	240,299	94,095

Totals	$661,945	$645,779	$654,196

Operating contributions:
Direct	$156,664	$163,807	$258,241
Alternate	96,662	74,818	29,800

Totals	$253,326	$238,625	$288,041

Depreciation and amortization:
Direct	$7,886	$10,473	$9,726
Alternate	15	16	63

Totals	$7,901	$10,489	$9,789

	March 31,
	2001	2002	2003
Total assets:
Direct	$91,946	$97,234	$121,965
Alternate	100,525	49,280	32,803

Totals	$192,471	$146,514	$154,768

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended March 31,
	2001	2002	2003
Reconciliation:
Operating contribution from reportable segments	$253,326	$238,625	$288,041
Core network, overhead and other non-allocable costs	(198,189)	(248,929)	(329,932)

Income (loss) before income taxes, minority interest and extraordinary item	$55,137	$(10,304)	$(41,891)

	Year Ended March 31,
	2001	2002	2003
Depreciation and amortization from reportable segments	$7,901	$10,489	$9,789
Core network, overhead and other non-allocable costs	43,753	65,309	67,448

Total depreciation and amortization	$51,654	$75,798	$77,237

	March 31,
	2001	2002	2003
Total assets of reportable segments	$192,471	$146,514	$154,768
Core network, corporate and other non-allocable assets	1,153,460	1,263,625	939,959

Total assets	$1,345,931	$1,410,139	$1,094,727

	Year Ended March 31,
	2001	2002	2003
Geographic Information:
Revenues from external customers based upon the country in which invoices are produced are as follows:
United States	$134,774	$133,222	$201,521
Netherlands	105,191	97,192	75,979
Germany	45,559	40,017	51,380
Switzerland	40,992	37,078	39,885
Japan	13,275	26,521	35,554
Sweden	63,657	47,345	35,462
United Kingdom	80,088	80,454	34,450
France	39,180	32,871	26,292
Other	139,229	151,079	153,673

	$661,945	$645,779	$654,196

	March 31,
	2001	2002	2003
Long-lived assets:
United States	$456,107	$485,008	$411,514
United Kingdom	2,919	3,218	3,871
Other	5,146	6,175	8,139

	$464,172	$494,401	$423,524

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended March 31,
	2001	2002	2003
Services Information:
Revenues from external customers:
Network services	$283,248	$305,226	$321,661
Consulting, integration and provisioning services	179,932	193,092	191,080
Applications services	10,540	8,269	21,974
Management contract incentive fee	—	—	73,653
Other communications services	188,225	139,192	45,828

Total revenues	$661,945	$645,779	$654,196

18.    SUBSEQUENT EVENTS

During May 2003, the Company’s board of directors adopted, subject to stockholder approval, the amended and restated Infonet Services Corporation 2000 Employee Stock Purchase Plan (the “Amended ESPP”) to be effective January 1, 2004. The Amended ESPP, among other things, increases the number of shares of Class B common stock reserved for issuance under the Company’s existing 2000 Employee Stock Purchase Plan from 2,000,000 to 4,000,000.

During May 2003, the Company’s board of directors approved and adopted the 2003 Incentive Award Plan of Infonet Services Corporation (the “2003 Plan”), subject to stockholder approval. The 2003 Plan will serve as a successor to the Company’s 1998 Stock Option Plan, 1999 Stock Option Plan and 2000 Omnibus Stock Plan (the “Prior Plans”). The aggregate number of shares of Class B common stock subject to options, stock purchase rights, stock appreciation rights, and other awards under the 2003 Plan will be equal to 20,000,000, plus the number of shares of Class B common stock that remain available for grants of options or other awards under the Prior Plans, together with any additional shares of Class B common stock that may become available for issuance under the Prior Plans as a result of the reserved share replenishment provisions of those plans or as a result of stock options under those plans expiring or otherwise becoming unexercisable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized in the City of El Segundo, State of California, on the 24th day of June, 2003.

INFONET SERVICES CORPORATION

By:	/s/ JOSE A. COLLAZO

Jose A. Collazo President and Chairman of the Board of Directors

Pursuant to the requirements of the Exchange Act, this Report has been signed by the following persons on June 24, 2003, in the capacities indicated:

Signature	Title

/s/ JOSE A. COLLAZO Jose A. Collazo	President and Chairman of the Board of Directors

/s/ AKBAR H. FIRDOSY Akbar H. Firdosy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN ALLERTON John Allerton	Director

/s/ ERIC M. DE JONG Eric M. de Jong	Director

/s/ PER-ERIC FYLKING Per-Eric Fylking	Director

/s/ TIMOTHY P. HARTMAN Timothy P. Hartman	Director

/s/ YUZO MORI Yuzo Mori	Director

/s/ MATTHEW J. O’ROURKE Matthew J. O’Rourke	Director

/s/ HANSPETER QUADRI Hanspeter Quadri	Director

/s/ JOSE MANUEL SANTERO Jose Manuel Santero	Director

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, José A. Collazo, certify that:

1.	I have reviewed this annual report on Form 10-K of Infonet Services Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ JOSÉ A. COLLAZO
José A. Collazo, President, Chief Executive Officer and Chairman of the Board of Directors

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Akbar H. Firdosy, certify that:

1.	I have reviewed this annual report on Form 10-K of Infonet Services Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ AKBAR H. FIRDOSY
Akbar H. Firdosy, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description

3.1		Restated Certificate of Incorporation(1)

3.2		Amended and Restated Bylaws(1)

9.1		Form of Amended and Restated Stockholders Agreement(1)

10.1	(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(2)

10.1	(b)	Form of Incentive Stock Option Award Agreement(2)

10.1	(c)	Form of Stock Option Award Agreement(2)

10.2		Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(3)

10.2	(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(3)

10.2	(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(10)

10.3

Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002); Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002)(13)

10.3	(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)

10.4		Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)

10.6		Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(14)

10.7		Senior Secured Credit Agreement, dated as of August 17, 1999(1)

10.7	(a)	Amendment No. 1 to Senior Secured Credit Agreement, dated as of April 20, 2000(4)

10.7	(b)	Amendment No. 2 to Senior Secured Credit Agreement, dated as of September 29, 2000(5)

10.7	(c)	Amendment No. 3 to Senior Secured Credit Agreement, dated as of December 11, 2001(10)

10.7	(d)	Payoff Letter dated December 18, 2002(14)

10.8		Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001(6)

10.10		Standard Infonet Services Agreement(1)

10.17		Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(6)

10.18		Infonet Services Corporation 2000 Omnibus Stock Plan(8)

10.18	(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)

10.18	(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)

10.18	(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(3)

10.18	(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees(13)

Number	Description

10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of July 1, 2001)(6)

10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(6)

10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(7)

10.24	Term Note executed by Infonet Services Corporation in favor of Wells Fargo Bank, National Association(11)

10.25	Deed of Trust and Assignment of Rents and Leases executed by Infonet Services Corporation for the benefit of Wells Fargo Bank, National Association(11)

10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(12)

10.27	AUCS Termination and Transition Agreement, dated as of September 30, 2002(13)

10.28	Incentive Payment Agreement, dated as of March 14, 2003

21.1	Consolidated Subsidiaries as of March 31, 2003

23.1	Consent of Deloitte & Touche LLP

99.1	Schedule II—Valuation and Qualifying Accounts

99.2	Section 906 Certifications, as furnished by the Chief Executive Officer and Chief Financial Officer pursuant to SEC Release No. 33-8812

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (N0. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended June 30, 2000.
(5)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 30, 2000.
(6)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended June 30, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report Form 10-K for the period ended March 31, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 (No. 333-70320), as amended.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.
(13)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002.