Form 10-Q
period 2003-06-27
INFONET SERVICES CORP
filed 2003-08-11
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 6, 2003, the registrant had the following number of shares outstanding:

Class A common stock: 161,403,358

Class B common stock: 302,833,690

INFONET SERVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except per Share Amounts)

	March 31, 2003	June 30, 2003
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$146,730	$122,513
Short-term investments	282,249	290,647
Accounts receivable, net	139,981	137,267
Deferred income taxes	1,266	1,382
Prepaid expenses	24,243	26,946
Other current assets	22,576	22,867

Total current assets	617,045	601,622

Property, Equipment And Communication Lines, Net	423,524	418,554
Intangible And Other Assets, Net	54,158	55,677

Total Assets	$1,094,727	$1,075,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$2,151	$1,776
Accounts payable	41,103	39,178
Network communications	26,812	30,099
Accrued salaries and related benefits	24,914	17,663
Income taxes payable	9,894	9,620
Advance billings	25,837	29,356
Deferred installation revenues	11,493	11,897
Other accrued expenses	27,425	27,215

Total current liabilities	169,629	166,804

Deferred Revenue And Compensation	36,727	38,452
Capital Lease Obligations	4,081	3,749
Minority Interest	1,612	1,530
Commitments and Contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share: 400,000 shares authorized; 364,160 shares issued as of March 31, 2003 and June 30, 2003 and 161,403 shares outstanding as of March 31, 2003 and June 30, 2003; 202,757 shares held in treasury	66,078	66,078
Class B common stock $0.01 par value per share: 600,000 shares authorized, 311,577 and 311,792 shares issued as of March 31, 2003 and June 30, 2003; 304,192 and 302,357 shares outstanding as of March 31, 2003 and June 30, 2003; 7,385 and 9,435 shares held in treasury as of March 31, 2003 and June 30, 2003	1,190,002	1,192,961
Treasury stock, at cost, 210,142 and 212,192 shares as of March 31, 2003 and June 30, 2003	(136,017)	(139,014)
Notes receivable from issuance of common stock	(8,736)	(8,816)
Accumulated deficit	(225,753)	(245,551)
Accumulated other comprehensive loss	(2,896)	(340)

Total stockholders’ equity	882,678	865,318

Total Liabilities and Stockholders’ Equity	$1,094,727	$1,075,853

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2002	2003
Revenues, Net	$147,307	$149,063

Operating Costs And Expenses:
Communication services costs	29,200	21,513
Integration and provisioning costs	39,147	54,191
Bandwidth and related costs	66,909	26,698
Network operations	26,304	30,666
Selling, general and administrative	40,373	35,865

Total operating costs and expenses	201,933	168,933

Operating Loss	(54,626)	(19,870)

Other Income (Expense):
Interest income	4,322	2,132
Interest expense	(2,269)	(126)
Other, net	3,016	(1,372)

Total other income, net	5,069	634

Loss Before Provision (Credit) For Income Taxes And Minority Interest	(49,557)	(19,236)
Provision (Credit) For Income Taxes	(13,204)	644

Loss Before Minority Interest	(36,353)	(19,880)
Minority Interest	67	(82)

Net Loss	(36,420)	(19,798)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	3,675	2,615
Unrealized gains (losses) on securities, net of tax in 2002	290	(59)
Unrealized loss on derivative instrument, net of tax in 2002	(793)	—

Total other comprehensive income	3,172	2,556

Comprehensive Loss	$(33,248)	$(17,242)

Basic And Diluted Loss Per Common Share	$(0.08)	$(0.04)

Basic Weighted Average Number Of Common Shares Outstanding	469,922	464,775
Diluted Weighted Average Number Of Common Shares Outstanding	469,922	464,775

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,420)	$(19,798)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,724	19,862
Amortization of debt acquisition costs	189	—
Equity in losses of unconsolidated affiliates	104	439
Write-off of communication lines	40,757	—
Stock-based compensation charge	3,777	2,779
Loss on disposal of property, equipment and communication lines	5	499
Premium amortization on marketable securities	1,310	1,262
Realized gain on marketable securities	(1,063)	(136)
Deferred income taxes	(13,614)	(114)
Minority interest	67	(82)

Changes in operating assets and liabilities:
Accounts receivable, net	14,596	3,855
Prepaid expenses	377	(2,374)
Other current assets	7,341	346
Accounts payable	(9,965)	(909)
Network communications	(7,580)	4,031
Accrued salaries and related benefits	(3,868)	(7,667)
Income taxes payable	(385)	(356)
Advance billings	(1,474)	3,518
Other accrued expenses	3,351	861
Deferred revenue and compensation	(218)	(25)
Purchases of trading securities	(1,786)	(3,195)
Proceeds from sale of trading securities	1,301	2,360
Other operating activities	150	(327)

Net cash provided by operating activities	16,676	4,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(12,515)	(16,790)
Purchases of securities available-for-sale	(93,940)	(85,693)
Proceeds from sales of securities available-for-sale	89,075	69,912
Maturities of securities available-for-sale	12,500	6,198
Investments in unconsolidated affiliates	(7,000)	(1,000)
Other investing activities	332	(14)

Net cash used in investing activities	(11,548)	(27,387)

(Table continued on following page)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term obligations	$(2,722)	$—
Repayments of capital lease obligations	(682)	(707)
Purchases of treasury shares	(2,359)	(2,888)
Net proceeds from issuance of common stock	1,021	180
Repayments of notes receivable from issuance of common stock	60	—

Net cash used in financing activities	(4,682)	(3,415)

Effect Of Exchange Rate Changes On Cash and Cash Equivalents	2,394	1,756

Net Increase (Decrease) In Cash And Cash Equivalents	2,840	(24,217)
Cash And Cash Equivalents, Beginning Of Period	147,180	146,730

Cash And Cash Equivalents, End Of Period	$150,020	$122,513

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$408	$589
Interest	$2,267	$141
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$—	$457
Acquisitions of equipment accrued but not yet paid	$739	$628
Exercise of stock options with mature shares	$—	$109

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 26, 2003. Certain items have been reclassified to conform to the current period presentation. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 28, 2003 as the year ended March 31, 2003, and the 13-week periods ended June 28, 2002 and June 27, 2003 as the three months ended June 30, 2002 and 2003, respectively.

Note 2.    New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations”, which became effective for the Company on April 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of EITF Issue No. 00-21 on its financial position and results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period beginning after June 15, 2003. Adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease”. EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases”. The guidance in EITF Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue No. 01-08 will be effective for arrangements entered into or modified in the Company’s second quarter of fiscal 2004. The Company is currently evaluating EITF Issue No. 01-08 and has not determined the impact this statement will have on its financial position and results of operations.

Note 3.    Stock Incentive Plans

        The Company issues stock options and other stock-based awards to employees and directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Three Months Ended June 30,
	2002	2003
Net loss, as reported	$(36,420)	$(19,798)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects in 2002	3,427	2,779
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2002	(8,893)	(10,846)

Pro forma net loss	$(41,886)	$(27,865)

Loss per share:

Basic and diluted as reported	$(0.08)	$(0.04)

Basic and diluted pro forma	$(0.09)	$(0.06)

During May 2003, the Company’s board of directors adopted, subject to stockholder approval, the amended and restated Infonet Services Corporation 2000 Employee Stock Purchase Plan (the “Amended ESPP”) to be

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective January 1, 2004. The Amended ESPP, among other things, increases the number of shares of Class B common stock reserved for issuance under the Company’s existing 2000 Employee Stock Purchase Plan from 2,000,000 to 4,000,000.

During May 2003, the Company’s board of directors adopted the 2003 Incentive Award Plan of Infonet Services Corporation (the “2003 Plan”), subject to stockholder approval. If approved by the Company’s stockholders, the 2003 Plan will serve as a successor to the Company’s 1998 Stock Option Plan, 1999 Stock Option Plan and 2000 Omnibus Stock Plan (the “Prior Plans”). The aggregate number of shares of Class B common stock subject to options, stock purchase rights, stock appreciation rights, and other awards under the 2003 Plan will be equal to 20,000,000, plus the number of shares of Class B common stock that remain available for grants of options or other awards under the Prior Plans, together with any additional shares of Class B common stock that may become available for issuance under the Prior Plans as a result of the reserved share replenishment provisions of those plans or as a result of stock options under those plans expiring or otherwise becoming unexercisable.

Note 4.    Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation. The Company also has reclassified its expense categories as previously reported for the three months ended June 30, 2002 as follows:

	Three Months Ended June 30, 2002
	Country Representative Compensation		Bandwidth and Related Cost		Network Operations	Selling, General and Administrative		Total – New Classification
Communication services costs	$26,405	(a)	$—		$—	$2,795	(b)	$29,200
Integration and provisioning costs	11,810	(c)	2,230	(d)	229	24,878	(e)	39,147
Bandwidth and related costs	—		66,909		—	—		66,909
Network operations	—		—		26,304	—		26,304
Selling, general and administrative	—		—		—	40,373		40,373

Total – Prior Classification	$38,215		$69,139		$26,533	$68,046		$201,933

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

Integration and Provisioning Costs

The Company’s integration and provisioning costs include expenses related to Global Connect revenues, or the provisioning of the “last mile” whereby the Company installs and manages leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use the Company’s Network

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Services. These expenses are paid in the form of country representative compensation and support compensation to country representatives as well as local access costs paid directly to local telecom service providers. Integration and provisioning costs also include the amortization of installation expenses over the life of the client contract. The country representative compensation was previously reported in the country representative compensation category (reference (c) in reclassification table above). The support compensation expense was previously reported in the selling, general and administrative category (reference (e) in reclassification table above). The local access costs, incurred by consolidated country representatives for provisioning the last mile services for the client, were previously reported in the bandwidth and related costs category (reference (d) in reclassification table above).

Note 5.    Derivative Financial Instruments

Under the terms of its $250,000,000 Senior Secured Credit Facility, the Company was required to enter into hedge agreements to provide that at least 50% of the outstanding term loans would be subject to fixed interest rates. The Company entered into interest swap agreements to fix the interest rates and mitigate interest rate risk. In connection with the mortgage agreement related to the purchase of the Company’s headquarters facility, the Company entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. The Company designated the swaps as cash flow hedges pursuant to SFAS No. 133, as amended. For the three months ended June 30, 2002, the change in fair market value of cash flow hedges resulted in a pre-tax charge to Other Comprehensive Income of approximately $1.3 million (approximately $793,000, net of tax).

In conjunction with the repayment of the indebtedness under the Senior Secured Credit Facility and termination thereof on December 20, 2002, the interest rate swap agreements were terminated. In conjunction with the repayment of the mortgage indebtedness on March 21, 2003, the interest rate swap agreement was terminated.

Note 6.    Property, Equipment And Communication Lines

Property, Equipment and Communication Lines, Net consists of the following (in thousands):

	March 31, 2003	June 30, 2003
Communications, computer and related equipment	$286,154	$298,097
Communication lines	302,980	302,699
Land, buildings and leasehold improvements	77,851	78,066
Furniture and other equipment	19,449	19,831

Total	686,434	698,693
Less accumulated depreciation and amortization	262,910	280,139

Property, Equipment and Communication Lines, Net	$423,524	$418,554

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 10 to 25 years.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Intangible And Other Assets

	March 31, 2003	June 30, 2003
SERP minimum pension liability	$2,030	$2,030
Pension minimum liability	18	18
IDIP assets	6,413	8,094
Deferred installation costs	15,912	16,744
Unconsolidated investments in affiliates	19,364	18,569
Goodwill	1,468	1,468
Intangible assets, net	3,162	2,831
Employees loan receivable and interest	2,026	2,035
Other	3,765	3,888

Total	$54,158	$55,677

For the three months ended June 30, 2003, no intangibles were acquired, impaired or disposed. Intangibles consisted of the following (in thousands):

		March 31, 2003			June 30, 2003
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization	Intangible, Assets Net	Gross Carrying Amount	Accumulated Amortization	Intangible, Assets Net
Purchased technology	5	$6,600	$(3,520)	$3,080	$6,600	$(3,850)	$2,750
Other	5-20	1,681	(1,599)	82	1,681	(1,600)	81

		$8,281	$(5,119)	$3,162	$8,281	$(5,450)	$2,831

Amortization expense for the three months ended June 30, 2003 was approximately $330,000. At June 30, 2003, estimated future amortization expense is as follows: approximately $1.0 million for the remaining nine months of fiscal year 2004 and approximately $1.3 million, $446,000, $6,000, $6,000, and $52,000 for fiscal years 2005, 2006, 2007, 2008, and thereafter, respectively.

Note 8.    Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average of the number of shares outstanding during the periods presented. Diluted earnings (loss) per common share are computed based on the weighted average shares plus the dilutive effect of potential common stock.

At June 30, 2002 and 2003, the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock as of June 30, 2002 and 2003 had an antidilutive effect on the reported loss per share. Consequently, the effect of potential common stock has been excluded from diluted earnings (loss) per common share and reported basic and diluted earnings per share are the same amount for the three month periods ended June 30, 2002 and 2003 respectively. Purchase rights for, and options to purchase approximately 20.2 million and approximately 25.1 million shares of common stock in the aggregate were outstanding at June 30, 2002 and 2003, respectively. Shares of common stock subject to these purchase rights and stock options were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

In the quarter ended March 31, 2003, the Company recorded a non-cash charge to establish a valuation allowance against its entire net U.S. deferred tax assets. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” due to the lack of evidence, within the meaning of SFAS No. 109, of the existence of sufficient future taxable income needed to realize the deferred tax assets. The Company also announced that until appropriate levels of profitability were reached, it would not recognize any domestic tax benefits in its future results of operations. In the quarter ended June 30, 2003 the Company did not record tax benefits resulting from its U.S. losses. The tax provision that was recorded is comprised of foreign subsidiary income taxes, foreign withholding taxes and state income taxes in jurisdictions that do not permit consolidated tax filings.

At June 30, 2003 the gross amount of the Company’s net deferred income tax assets was $189.5 million. The valuation reserve recorded against those net deferred tax assets was $188.1 million. The $1.4 million residual is comprised of foreign net deferred tax income assets.

Note 10.    Segment Information

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

The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The Company’s management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments. Costs relating to operating the Company’s core network, and non-allocable general, administrative, marketing and overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network nor their associated depreciation expense are allocated to the segments.

The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Three Months Ended June 30,
	2002	2003
Reportable segments:
Revenues from external customers:
Direct	$113,937	$132,299
Alternate	33,370	16,764

Total	$147,307	$149,063

Operating contributions:
Direct	$44,896	$45,468
Alternate	7,168	7,808

Total	$52,064	$53,276

	As of June 30,
	2002	2003
Total assets:
Direct	$99,283	$144,915
Alternate	34,438	11,434

Totals	$133,721	$156,349

	Three Months Ended June 30,
	2002	2003
Reconciliations:
Operating contribution from reportable segments	$52,064	$53,276
Core network, overhead and other non-allocable costs	(101,621)	(72,512)

Loss before provision (credit) for income taxes and minority interest	$(49,557)	$(19,236)

	As of June 30,
	2002	2003
Total assets of reportable segments	$133,721	$156,349
Core network, corporate and other non-allocable assets	1,226,594	919,504

Total assets	$1,360,315	$1,075,853

Note 11.    Related-Party Transactions

Related parties consist of the Company’s stockholders and its affiliates as well as non-consolidated country representative organizations in which the Company holds greater than a 20% but less than a 50% ownership interest, country representative organizations owned directly or indirectly by the Company’s stockholders, and the affiliates of the Company’s stockholders.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related party transactions for the three months ended June 30 comprise the following (in thousands):

	2002	2003
Revenues: (From services sold to the following related parties)
AUCS Communications Services–N.V. (The Netherlands)	$6,978	$—
Infonet Telecom AS (Norway)	1,589	1,727
Infonet Thailand Ltd. (Thailand)	38	42
KDDI Corporation (Japan)	8,458	8,564
KPN Telecom B.V. (The Netherlands)	13,978	16,744
Swisscom AG (Switzerland)	10,050	9,952
Telefonica International Holdings B.V. (Spain)	2,361	2,280
Telia A.B. (Sweden)	8,723	8,742
Telstra Corporation Limited (Australia)	6,538	5,879

Operating Costs and Expenses: (Includes procurement of the following services from the related parties) Communication Services Costs
	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$9,070	$—
Infonet Telecom AS (Norway)	354	291
Infonet Thailand Ltd. (Thailand)	34	36
KDDI Corporation (Japan)	2,583	3,033
KPN Telecom B.V. (The Netherlands)	2,252	4,060
Swisscom AG (Switzerland)	1,738	1,748
Telefonica International Holdings B.V. (Spain)	677	678
Telia A.B. (Sweden)	893	2,437
Telstra Corporation Limited (Australia)	1,972	1,456
Integration and Provisioning Costs
	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$3,756	$—
Infonet Telecom AS (Norway)	402	542
Infonet Thailand Ltd. (Thailand)	258	865
KDDI Corporation (Japan)	1,637	1,505
KPN Telecom B.V. (The Netherlands)	1,317	3,462
Swisscom AG (Switzerland)	2,357	3,436
Telefonica International Holdings B.V. (Spain)	279	1,325
Telia A.B. (Sweden)	1,648	1,602
Telstra Corporation Limited (Australia)	958	1,544

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bandwidth and Related Costs

	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—
Infonet Telecom AS (Norway)	87	—
Infonet Thailand Ltd. (Thailand)	199	140
KDDI Corporation (Japan)	568	336
KPN Telecom B.V. (The Netherlands)	2,031	584
Swisscom AG (Switzerland)	326	408
Telefonica International Holdings B.V. (Spain)	172	134
Telia A.B. (Sweden)	645	802
Telstra Corporation Limited (Australia)	79	—

Network Operations

	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—
Infonet Telecom AS (Norway)	—	—
Infonet Thailand Ltd. (Thailand)	—	—
KDDI Corporation (Japan)	240	67
KPN Telecom B.V. (The Netherlands)	—	—
Swisscom AG (Switzerland)	—	—
Telefonica International Holdings B.V. (Spain)	—	—
Telia A.B. (Sweden)	—	—
Telstra Corporation Limited (Australia)	—	—

Approximately $36.5 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization as of June 30, 2003 was approximately $14.8 million.

Related party balances as of June 30, 2003 comprise the following (in thousands):

Accounts receivable, net	$46,322
Accounts payable	2,345
Network communications	3,934

Note 12.    Stockholders’ Equity

The Company’s Board of Directors approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period commencing November 2001. These repurchases have been and will be made in the open market or privately negotiated transactions and in compliance with the Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of stock and acquisitions may be suspended at any time at the Company’s discretion. During the three months ended June 30, 2003 the Company repurchased 2,050,568 shares at an aggregate cost of approximately $3.0 million.

Note 13.    Commitments and Contingencies

Purchased bandwidth with a net book value of approximately $10.6 million at June 30, 2003, has been purchased from network service providers which filed voluntary petitions for Chapter 11 protection with the

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States Bankruptcy Court or made analogous petitions in other jurisdictions on or before June 30, 2003, and which have not yet completed these bankruptcy proceedings.

Information available to the Company as of June 30, 2003 indicates that it is more likely then not that the network services obtained from those providers who had not yet completed their bankruptcy proceedings as of June 30, 2003 will continue to be provided under the original terms of each of the agreements. The Company is of the opinion that the carrying values of the related assets are not impaired. The Company will continue to monitor the situation and will record a charge if events or changes in circumstances indicate that the carrying value of the assets is no longer realizable.

The Company is obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between the Company and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at June 30, 2003 is approximately $30.0 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company’s financial statements.

During December 2001 and through February 7, 2002, nine purported class action lawsuits were filed against the Company and various other parties alleging various violations of United States securities laws and these have subsequently been consolidated into one lawsuit. The Company is unable at this time to predict the outcome of any of this litigation.

On March 1, 2002, the first of three shareholder derivative suits was filed in Los Angeles County Superior Court against the Company as a nominal defendant and certain current and former members of the Company’s Board of Directors. On August 23, 2002, the Court entered an order consolidating the three actions under the lead case, Benny v. Collazo et al., Case No. BC 269140 (collectively “the Derivative Actions”), and appointing lead counsel. On September 20, 2002, plaintiffs filed a Consolidated Derivative Complaint.

On January 16, 2003, defendants’ demurrer to the Consolidated Derivative Complaint was sustained, and plaintiffs were given leave to file an amended complaint. Plaintiffs filed a First Amended Consolidated Derivative Complaint (“First Amended Complaint”) dated January 30, 2003. The First Amended Complaint alleged that the defendants breached their duties toward us either through their alleged participation in, or alleged failure to adequately oversee, the purported conduct and events that are alleged in the securities class action lawsuits described above, including a claim against the holders of our Class A common stock for alleged insider trading under California Corporations Code Section 25402. The First Amended Complaint sought monetary damages from defendants on the Company’s behalf, as well as equitable and injunctive relief, including the imposition of a constructive trust.

In an order dated May 16, 2003, the Court sustained defendants’ demurrer with leave to amend. On May 27, 2003 plaintiffs filed a Second Amended Consolidated Derivative Complaint (“Second Amended Complaint”) which named the Company as a nominal defendant and Messrs. Collazo, Arai, Campbell, de Jong, Ekberg, Hartman, Karrer, O’Rourke, Sagrario and Firdosy as defendants. In addition to the previously asserted causes of action, the Second Amended Complaint asserts a cause of action against Messrs. Campbell, de Jong, Ekberg and Sagrario for alleged violation of California Corporations Code Section 25403.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2003, the parties entered into a Stipulation of Settlement of the Derivative Actions, which was preliminarily approved by the Court on July 28, 2003 in an order directing Infonet to mail notice of the terms of the settlement to its stockholders by August 31, 2003. The Company does not expect that it will be required to make any significant payment in connection with the implementation of the settlement agreement. A hearing on the final approval of the settlement of the Derivative Actions is scheduled for October 29, 2003.

The Company follows the provisions of Statement of Financial Accounting Standards No. 5 (SFAS No. 5), “Accounting for Contingencies”. SFAS No. 5 requires that an estimated loss from a loss contingency be accrued for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated. Because of the uncertainties related to the incurrence, amount and range of loss on these proceedings, management is currently unable to predict the outcome of the litigation, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. Although the ultimate outcome of the pending litigation cannot be ascertained at this time, the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages will not have a material adverse effect on its consolidated financial position and results of operations. However, the Company can provide no assurances as to the outcome of the litigation or the impact on it of an adverse ruling in such litigation. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. As additional information becomes available, the Company will assess its potential liability and revise its estimates if necessary.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

              RESULTS OF OPERATIONS

The following discussion and analysis of our financial position and operating results for the first quarter of the fiscal year ended March 31, 2004 updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. You should also read this discussion together with our unaudited consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. Our preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements.

Income Taxes

During the year ended March 31, 2001, we filed a request for determination from the Internal Revenue Service, or IRS, regarding the propriety of establishing an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which we obtained access to certain customers served by AUCS and cash of $40.0 million in exchange for the issuance to the three stockholders of 47.84 million shares of our Class B common stock. In November 2001, we received a favorable determination from the IRS that an intangible asset relating to the access to these customers was created by the transaction. The intangible asset, which may be amortized in our tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly, in the fiscal year ended March 31, 2002, we recorded a deferred tax asset of approximately $171.0 million, representing the deferred tax benefit assuming an estimated 38.5% tax rate. United States Securities and Exchange Commission Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders”, requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to these customers was valued at the stockholders’ basis of $0. Correspondingly, the $171.0 million credit resulting from the recognition of the deferred tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

At June 30, 2003, the unadjusted net book value of our deferred tax assets totaled approximately $189.5 million, which was principally comprised of the remaining carrying value of the intangible asset discussed above of approximately $128.7 million and the benefit associated with domestic tax losses of approximately $47.2 million. The provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. Based on our estimates of fiscal year 2004 operating performance, we have determined that it is likely that we will incur a cumulative loss for the three-year period that includes fiscal years 2002, 2003 and 2004. We believe this determination represents negative evidence such that SFAS No. 109 requires that we record a valuation allowance related to our intangible deferred tax asset. Accordingly, we have recorded a valuation allowance of approximately $188.1 million against our entire net domestic deferred tax assets. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic tax benefits in future results of operations.

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

Included in our property, equipment and communication lines is purchased bandwidth with a net book value of $225.3 million as of June 30, 2003. Purchased bandwidth with a net book value of approximately $10.6 million as of June 30, 2003 was purchased from a company which has filed a voluntary petition for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions and has not completed those proceedings. We refer to these assets as “at-risk purchased bandwidth”. While the company has not completed its bankruptcy proceedings, we believe, based on information available to us, that the bankruptcy proceedings will not affect our purchased bandwidth, and consistent with our accounting policy, we have not recognized an impairment of the purchased bandwidth as of June 30, 2003. However, if we experience a permanent disruption in services on these facilities as a result of these bankruptcy proceedings, a charge may be recorded to write-off the purchased bandwidth. During the first quarter of fiscal year 2003 we wrote-off purchased bandwidth with a net book value of $40.8 million.

We believe that our determination not to recognize an impairment of the at-risk purchased bandwidth is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment of the purchased bandwidth would have on the assets reported on our balance sheet would be material. If, at June 30, 2003, we were to recognize an impairment of the at-risk purchased bandwidth in the total amount of our current at-risk purchased bandwidth, our property, equipment and communication lines would decrease from $418.6 million to $408.0 million, or 3%.

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

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our owned network, which had a net book value of $342.9 million as of June 30, 2003. We currently estimate that undiscounted cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference between the carrying value and the fair value of those assets.

We believe that our determination not to recognize an impairment loss on our long-lived assets is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment loss would have on the assets reported on our balance sheet would be material. If our estimated future undiscounted cash flows were to decrease by a hypothetical ten-percent, the long-lived assets would continue to be recoverable and we would not be required to recognize an impairment of our long-lived assets.

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

The valuation allowance for revenue credits and accounts receivable was $17.3 million as of June 30, 2003 and $17.7 million as of March 31, 2003. If management over or under estimated the reserves by a hypothetical ten-percent, the valuation allowance for revenue credits and accounts receivable as of June 30, 2003 would decrease or increase by $1.7 million.

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

As clients transitioned from the AUCS platform to our services, revenues and the number of clients by channel generally shifted from alternate sales channels to country representatives (direct channels). As of June 30, 2003, we no longer have outsourcing services clients; this compares to 458 outsourcing services clients (32 direct channel clients and 426 alternate sales channel clients) as of June 30, 2002. The 458 decrease in alternate sales channel clients includes 156 clients that transitioned to our services and primarily became non-outsourcing services direct channel clients.

For the three months ended June 30, 2002, outsourcing services revenues were reported in Consulting, Integration and Provisioning Services (for access related services) and Other Communications Services (for all other services). To the extent the business has transitioned onto the Infonet platform, these revenues are no longer reflected in Other Communications Services, but instead are reported in the appropriate product-based category. Access related services for the transitioned clients continue to be reported in Consulting, Integration and Provisioning Services. Revenues by region were not affected by the transition because revenues from these clients when they were reported as outsourcing services were included in the EMEA region and continue to be included in the EMEA region after the transition to our platform.

Our expenses related to outsourcing services revenues had been approximately 80% of the revenues we received from clients using the AUCS platform and we had reported this expense as country representative compensation. To the extent that transitioned business is managed by our non-consolidated country representatives, we make country representative compensation payments, based on current agreements, to the respective country representative. To the extent the business is sold through alternate channels, there is no country representative compensation, but we now incur incremental expenses for multinational support compensation. The country representative compensation and support compensation are reported in

Communication Services Costs and Integration and Provisioning Costs based on the related service. Additionally, the incremental Bandwidth and Related Costs, Network Operations, and Sales, General, and Administrative expenses associated with these revenues are also included in the appropriate category. With the termination of the AUCS services agreement, we no longer have the contractual right to a gross margin of approximately 20%. The revenue that has transitioned to the Infonet platform now generates approximately the same profit margins as existing Infonet business.

Management Agreement—The AUCS arrangement also included a three-year management agreement that terminated on October 1, 2002. Under the management agreement, we received a fee equal to 1.5% of the revenues associated with the AUCS services, subject to a defined maximum. During the three months ended June 30, 2002 we recognized approximately $0.8 million in management fees.

The management agreement also provided for an incentive fee payment payable upon termination of the management agreement based upon our achieving certain performance criteria. The incentive fee payment was equal to the amount by which AUCS Entities Adjusted EBITDA Losses (as defined in the management agreement) for the period from October 1, 1999 to September 30, 2002 was less than Euro 295.3 million. In March 2003 the parties entered into an Incentive Payment Agreement in which we agreed upon the final incentive fee payment of Euro 77.0 million, which includes the Euro 72.0 million paid in fiscal year 2003. In accordance with the Incentive Payment Agreement, Euro 5.0 million of the incentive fee was placed in an escrow account for final disposition pending resolution of certain contingencies. We expect this resolution to occur by March 31, 2004. During the year ended March 31, 2003 we recognized Euro 72.0 million (approximately $73.7 million) as incentive fee revenues. The unpaid incentive fee of Euro 5.0 million will be recognized in the amount determined to be collectible upon resolution of the contingencies.

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

As a result of increasing competition in the markets we serve, we offer our clients different and more cost effective solutions when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or reduced prices under the renewed contracts. We refer to this as price erosion. For the three months ended June 30, 2003, we estimate our price erosion of multi-year contracts up for renewal to have been approximately 20% on average, a figure greater than we have historically seen. The price erosion on some renewals, depending on the size and needs of the client, has been greater than 20%.

In order to counter the effect of price erosion, we launched a targeted program aimed at retention and growth of existing clients. This program establishes the metrics to calibrate performance and provides the sales organization with tools designed to retain and grow existing clients in the face of severe pricing pressures at the time of contract renewal.

Revenue Recognition

We record revenues for network services; consulting, integration and provisioning services; applications services; and other communications services when the services are provided. Such services are provided under client contracts, which generally have a term of 1 to 3 years. Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, the amount of revenue recognized from contracts entered into by non-consolidated country representatives is the gross amount of revenue billed to the end-user client. The amount of end-user revenue to which the non-consolidated country representative is entitled for sales and support services is reflected as country representative compensation, which is included in communication services costs and integration and provisioning costs in our results of operations. Installation fee revenues are amortized over the average customer life. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenue when earned. An allowance for customer credits is accrued concurrently with the recognition of revenue.

Expense Reclassification

Previously, we classified our operating costs and expenses into the following four categories:

•	Country representative compensation

•	Bandwidth and related costs

•	Network operations

•	Selling, general and administrative

These categories of expenses were described in our annual report on form 10-K for the fiscal year ended March 31, 2002.

As demand for our various services and our client requirements have changed, so has our cost structure. Specifically, over time our clients’ requirements for customer premises based services have grown. Additionally, our clients continue to require in-country support. These factors, combined with the impact of price erosion, have resulted in costs related to customer premises based equipment and in-country support comprising a larger percentage of our total expenses than we have experienced historically. These costs increase and decrease directly with increases and decreases in revenue and are, therefore, variable. To provide greater visibility into the relationship of these variable expenses to our total expenses as well as revenue, we have eliminated the country representative compensation expense category and have introduced two new expense categories, namely “Communication services costs” and “Integration and provisioning costs”.

We now classify our operating costs and expenses in the following five categories:

•	Communication services costs

•	Integration and provisioning costs

•	Bandwidth and related costs

•	Network operations

•	Selling, general and administrative

Previously, country representative compensation was entirely comprised of amounts we paid to our country representatives for the sales and support services the country representatives provided to our clients that were sold in that country representative’s country. These costs are variable and increase as the revenues we receive from our country representatives’ clients increase. During the three months ended June 30, 2002 country representative compensation also included amounts paid to AUCS for outsourcing services.

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

Both of the above mentioned costs are now reported in communication services costs or integration and provisioning costs, depending on the product to which they relate.

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

Integration and Provisioning Costs

Our integration and provisioning costs include expenses primarily related to Global Connect revenues, or the provisioning of the “last mile” whereby we install and manage leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use our Network Services. These costs also include expenses related to other services for which the revenue is not reported in Consulting, Integration and Provisioning Services, such as remote access services and our call center services. These expenses are paid in the form of country representative compensation and support compensation to country representatives as well as local access costs paid directly to local telecom service providers. Integration and provisioning costs also include the amortization of installation expenses over the life of the client contract. The country representative compensation was previously reported in the country representative compensation category (reference (c) in reclassification table below). The support compensation expense was previously reported in the selling, general and administrative category (reference (e) in reclassification table below). The local access costs, incurred by consolidated country representatives for provisioning the last mile services for the client, were previously reported in the bandwidth and related costs category (reference (d) in reclassification table below).

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

Network Operations

Our network operations expenses include costs associated with our network management, operations and support activities related to The World Network. These costs include personnel, occupancy, maintenance, equipment depreciation, outsourcing costs and other network related costs.

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

The table below summarizes the reclassification from the four expense categories reported in the previous period (columns) to the five new expense categories (rows). We believe this expanded presentation of expenses provides a better understanding of the behavior of our expenses as our product and channel mix changes and improves visibility into our expenses. Amounts presented below are in thousands.

	Three Months Ended June 30, 2002
	Country Representative Compensation		Bandwidth and Related Costs		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$26,405	(a)	$—		$—	$2,795	(b)	$29,200
Integration and provisioning costs	11,810	(c)	2,230	(d)	229	24,878	(e)	39,147
Bandwidth and related costs	—		66,909		—	—		66,909
Network operations	—		—		26,304	—		26,304
Selling, general and administrative	—		—		—	40,373		40,373

Total—Prior Classifications	$38,215		$69,139		$26,533	$68,046		$201,933

Results of Operations

The following tables summarize our revenues by service, by distribution channel, by region and by country and are provided in support of the accompanying Management’s Discussion and Analysis for the three months ended June 30, 2003. Outsourcing services, or Non Core, refers to the revenues and expenses resulting from the services agreement with AUCS, as described in the “Outsourcing and Management Agreements with AUCS” section above. Infonet platform, or Core, refers to total revenues and expenses excluding outsourcing services. Amounts presented below are in thousands.

Revenues by Service

	Total
	Three Months Ended June 30,
	2002		2003
Network Services	$79,283	54%	$83,188	56%
Consulting, Integration and Provisioning Services	45,993	31	52,769	35
Applications Services	1,967	1	9,072	6
Other Communications Services	20,064	14	4,034	3

Total revenues	$147,307	100%	$149,063	100%

	Outsourcing Services (Non Core)
	Three Months Ended June 30,
	2002		2003
Network Services	$—	0%	$—	0%
Consulting, Integration and Provisioning Services	4,243	25	—	0
Applications Services	—	0	—	0
Other Communications Services	12,731	75	—	0

Total revenues	$16,974	100%	$—	0%

	Infonet Platform (Core)
	Three Months Ended June 30,
	2002		2003
Network Services	$79,283	61%	$83,188	56%
Consulting, Integration and Provisioning Services	41,750	32	52,769	35
Applications Services	1,967	1	9,072	6
Other Communications Services	7,333	6	4,034	3

Total revenues	130,333	$100%	149,063	$100%

Revenues by Distribution Channel

	Three Months Ended June 30,
	2002		2003
Country representatives (direct channels):
Number of representatives	57		58
Number of clients	1,561	(a)	1,634
Country representatives’ revenues	$113,937		$132,299
Percent of total revenues	77%		89%
Alternate sales channels:
Number of sales channel partners	27		29
Number of sales channel partners’ clients	705	(b)	288
Alternate sales channels’ revenues	$33,370		$16,764
Percent of total revenues	23%		11%

(a)	Country representatives’ number of clients includes 32 outsourcing services clients in the three months ended June 30, 2002.
(b)	Alternate sales channel partners’ number of clients includes 426 outsourcing services clients in the three months ended June 30, 2002.

Revenues by Region

	Three Months Ended June 30,
	2002		2003
Americas	$33,789	23%	$41,121	28%
Europe, Middle East and Africa (EMEA)	89,938	61	86,827	58
Asia Pacific	23,580	16	21,115	14

Total revenues	$147,307	100%	$149,063	100%

The following tables set forth, as indicated, total revenues, revenues from our outsourcing services and revenues from services on the Infonet Platform for each of the three months ended June 30, 2002 and 2003. With the termination of our arrangement with AUCS effective October 1, 2002, we no longer received any outsourcing services revenues after that date. In that regard, we are providing the following information to demonstrate (1) the total revenues received as a result of the AUCS arrangement and (2) operations of our business excluding the impact of AUCS over the three-month periods ended June 30, 2002 and 2003. We believe this information is useful to investors in understanding our ongoing operations. You should note that revenues from the Infonet platform include revenues from clients that were formerly outsourcing services clients but that transitioned to the Infonet platform. Accordingly, the revenues represented as Infonet platform revenues may not be indicative of what our revenues on the Infonet platform would have been without the AUCS arrangement. Amounts presented below are in thousands.

	Total
	Three Months Ended June 30,
	2002	2003
Services revenues, net	$147,307	$149,063
Operating costs and expenses:
Communication services costs	29,200	21,513
Integration and provisioning costs	39,147	54,191
Bandwidth and related costs	66,909	26,698
Network operations	26,304	30,666
Selling, general and administrative	40,373	35,865

Total operating costs and expenses	201,933	168,933

Operating loss	$(54,626)	$(19,870)

	Outsourcing Services (Non Core)
	Three Months Ended June 30,
	2002	2003
Services revenues, net	$16,974	$—
Operating costs and expenses:
Communication services costs	9,070	—
Integration and provisioning costs	3,756	—

Total operating costs and expenses	12,826	—

Operating income	$4,148	$—

	Infonet Platform (Core)
	Three Months Ended June 30,
	2002	2003
Services revenues, net	$130,333	$149,063
Operating costs and expenses:
Communication services costs	20,130	21,513
Integration and provisioning costs	35,391	54,191
Bandwidth and related costs	66,909	26,698
Network operations	26,304	30,666
Selling, general and administrative	40,373	35,865

Total operating costs and expenses	189,107	168,933

Operating loss	$(58,774)	$(19,870)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

Revenues by Service—Revenues increased $1.8 million, or 1%, from $147.3 million in the three months ended June 30, 2002 to $149.1 million in the three months ended June 30, 2003. Revenues from Network Services increased by $3.9 million, or 5%, from $79.3 million in the three months ended June 30, 2002 to $83.2 million in the three months ended June 30, 2003. This increase was primarily the result of clients who were previously on the AUCS platform that transitioned to the Infonet platform. Revenues from Consulting, Integration and Provisioning Services increased by $6.8 million, or 15%, from $46.0 million in the three months ended June 30, 2002 to $52.8 million in the three months ended June 30, 2003. This increase is primarily attributable to an increase in our global connect services. Revenues from Applications Services increased by $7.1 million, or 361%, from $2.0 million in the three months ended June 30, 2002 to $9.1 million in the three months ended June 30, 2003 as clients previously on the AUCS platform transitioned to the Infonet platform. These aggregate increases of $17.8 million were offset by a decrease of $16.0 million in revenues from Other Communications Services. The decrease in Other Communications Services is primarily due to a $12.7 million decrease in outsourcing services revenues as discussed below.

Outsourcing services revenues decreased 100% from $17.0 million in the three months ended June 30, 2002 to $0 in the three months ended June 30, 2003. This decrease is the result of the termination of the AUCS services agreement and clients previously on the AUCS platform transitioning to our services on The World Network. With the termination of the AUCS services agreement on October 1, 2002 we will no longer receive outsourcing services revenues. Of the $17.0 million decrease in outsourcing services revenues, $12.7 million was in Other Communications Services and $4.2 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of the decrease in outsourcing services revenues, revenues increased $18.7 million, or 14%, from $130.3 million in the three months ended June 30, 2002 to $149.1 million in the three months ended June 30, 2003. The increase is primarily attributable to Consulting, Integration and Provisioning Services, which increased $11.0 million, or 26%, from $41.8 million in the three months ended June 30, 2002 to $52.8 million in the three months ended June 30, 2003. The increase in Consulting, Integration and Provisioning Services is primarily attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Network Services increased $3.9 million, or 5%, from $79.3 million in the three months ended June 30, 2002 to $83.2 million in the three months ended June 30, 2003. Intranet services, the largest component of Network Services revenues, increased $2.8 million, or 4%, from $63.5 million in the three months ended June 30, 2002 to $66.2 million in the three months ended June 30, 2003. The increase in Network Services is offset by the price erosion we experience as existing clients transition to our more cost effective solutions as well as the effect of substantial sales resources applied to transitioning the clients from the AUCS platform to the Infonet platform. Applications Services increased by $7.1 million, or 361%, from

$2.0 million in the three months ended June 30, 2002 to $9.1 million in the three months ended June 30, 2003. The growth included revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Other Communications Services, excluding outsourcing services, decreased by $3.3 million from $7.3 million in the three months ended June 30, 2002 to $4.0 million in the three months ended June 30, 2003 as clients migrate to more advanced, non X.25 based transport services. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that a significant portion of our expected future growth, if any, will come from Network Services and Consulting, Integration and Provisioning Services.

Revenues by Distribution Channel—Revenues from our country representatives increased $18.4 million, or 16%, from $113.9 million in the three months ended June 30, 2002 to $132.3 million in the three months ended June 30, 2003. The number of our country representatives increased from 57 as of June 30, 2002 to 58 as of June 30, 2003. The number of our country representative clients increased from 1,561 as of June 30, 2002 to 1,634 as of June 30, 2003. Excluding outsourcing services clients, country representative clients increased by 105, from 1,529 as of June 30, 2002 to 1,634 as of June 30, 2003. This increase included 156 clients previously on the AUCS platform that have transitioned to the Infonet platform. These transitioned clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing clients transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues, revenues from country representatives increased by $20.0 million, or 18%, from $112.3 million in the three months ended June 30, 2002 to $132.3 million in the three months ended June 30, 2003. This growth included revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform.

Revenues from our alternate sales channels decreased $16.6 million, or 50%, from $33.4 million in the three months ended June 30, 2002 to $16.8 million in the three months ended June 30, 2003, as a result of a decline in our alternate sales channel partners’ clients from 705 clients as of June 30, 2002 to 288 clients as of June 30, 2003. The decline represents a decline of 426 outsourcing services clients (156 of whom transitioned to Infonet services). Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels decreased $1.3 million, or 7%, from $18.0 million in the three months ended June 30, 2002 to $16.8 million in the three months ended June 30, 2003. The decrease is primarily attributable to price erosion and the financial challenges faced by some of our major alternate sales channels that are telecommunication carriers. We believe that while these alternate sales channels have been focusing on the new challenges facing telecommunication carriers, they have failed to enter into agreements with a sufficient number of new clients to overcome the client attrition that these channels typically experience.

Revenues by Region—Revenues billed in the Americas increased $7.3 million, or 22%, from $33.8 million in the three months ended June 30, 2002 to $41.1 million in the three months ended June 30, 2003 due primarily to increased revenues from a major U.S. client. Revenues billed in the EMEA region decreased $3.1 million, or 3%, from $89.9 million in the three months ended June 30, 2002 to $86.8 million in the three months ended June 30, 2003. This decrease is the result of a $17.0 million decrease in outsourcing services revenues, offset by an increase in revenues related to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform. Excluding outsourcing services revenues, revenues in the EMEA region increased by $13.9 million, or 19%, from $73.0 million in the three months ended June 30, 2002 to $86.8 million in the three months ended June 30, 2003. Revenues billed in the Asia Pacific region decreased by $2.5 million, or 10%, from $23.6 million in the three months ended June 30, 2002 to $21.1 million in the three months ended June 30, 2003 as a result of unfavorable economic conditions.

Expenses

Communication services costs decreased $7.7 million, or 26%, from $29.2 million in the three months ended June 30, 2002 to $21.5 million in the three months ended June 30, 2003. Communication services costs related to outsourcing services decreased 100% from $9.1 million in the three months ended June 30, 2002 to $0 in the three months ended June 30, 2003. This decrease is related to the elimination of outsourcing services revenues with the termination of the AUCS services agreement. Communication services costs excluding outsourcing services increased $1.4 million, or 7%, from $20.1 million in the three months ended June 30, 2002 to $21.5 million in the three months ended June 30, 2003. The increase is related to an increase in revenues. Communication services costs as a percentage of total revenues (excluding outsourcing services) were 15% and 14% in the three months ended June 30, 2002 and 2003, respectively.

Integration and provisioning costs increased $15.0 million, or 38%, from $39.1 million in the three months ended June 30, 2002 to $54.2 million in the three months ended June 30, 2003. Integration and provisioning costs related to outsourcing services decreased 100% from $3.8 million in the three months ended June 30, 2002 to $0 in the three months ended June 30, 2003. This decrease is related to the decrease in outsourcing services revenues. Integration and provisioning costs excluding outsourcing services increased $18.8 million, or 53%, from $35.4 million in the three months ended June 30, 2002 to $54.2 million in the three months ended June 30, 2003. The increase is primarily related to an increase in revenues and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues (excluding outsourcing services) were 27% and 36% in the three months ended June 30, 2002 and 2003, respectively.

Bandwidth and related costs decreased $40.2 million, or 60%, from $66.9 million in the three months ended June 30, 2002 to $26.7 million in the three months ended June 30, 2003. The three months ended June 30, 2002 included a charge of $40.8 million related to the write-off of the net book value of purchased bandwidth from a bankrupt network service provider and its affiliates. Excluding the write-off, bandwidth and related costs increased by $0.5 million from $26.2 million in the three months ended June 30, 2002 to $26.7 million in the three months ended June 30, 2003. Lease expense, the largest component of bandwidth and related costs, increased $1.6 million, or 9%, from $18.1 million in the three months ended June 30, 2002 to $19.7 million in the three months ended June 30, 2003. Amortization of purchased bandwidth decreased $1.0 million, from $8.0 million to $7.0 million over the period.

Network operations expense increased $4.4 million, or 17%, from $26.3 million in the three months ended June 30, 2002 to $30.7 million in the three months ended June 30, 2003. This increase is primarily due to an approximate $2.6 million increase associated with the support of clients previously on the AUCS platform that have transitioned to the Infonet platform. Depreciation expense related to network equipment increased by $0.8 million over the prior year period. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses decreased $4.5 million, or 11%, from $40.4 million in the three months ended June 30, 2002 to $35.9 million in the three months ended June 30, 2003. The three months ended June 30, 2002 included a $4.5 million bad debt expense related to the bankruptcy of one of our resellers. Excluding the bad debt expense, selling, general and administrative expenses were $35.9 million in the three months ended June 30, 2002 and 2003. Sales and marketing personnel-related expenses increased $0.7 million, or 3%, from $20.6 million to $21.3 million in the three months ended June 30, 2002 and 2003, respectively. Stock-related compensation charges decreased $0.4 million, or 13%, from $3.1 million to $2.7 million in the three months ended June 30, 2002 and 2003, respectively.

Operating Loss decreased $34.8 million, or 64%, from a loss of $54.6 million in the three months ended June 30, 2002 to a loss of $19.9 million in the three months ended June 30, 2003. Excluding the write-off of communication lines of $40.8 million, operating loss increased $6.0 million from $13.9 million in the three months ended June 30, 2002 to $19.9 million in the three months ended June 30, 2003 due to the factors described above.

Total other income (expense), net decreased $4.4 million, or 87%, from $5.1 million in the three months ended June 30, 2002 to $0.6 million in the three months ended June 30, 2003. This decrease reflects a decrease in interest income of $2.2 million, or 51%, from $4.3 million to $2.1 million, due to lower interest rates and lower cash balances as funds were used for capital expenditures and debt repayment during the last half of fiscal year 2003. Interest expense decreased by $2.1 million, or 94%, from $2.3 million in the three months ended June 30, 2002 to $0.1 million in the three months ended June 30, 2003 due to debt repayment. Other income, net decreased by $4.4 million primarily because the three months ended June 30, 2002 included a $1.9 million foreign currency exchange gain compared to a $1.1 million foreign currency exchange loss for the three months ended June 30, 2003. The three months ended June 30, 2002 also included gains on sales of marketable securities of $1.1 million.

Provision for Income Taxes increased from a benefit of $13.2 million in the three months ended June 30, 2002 to an expense of $0.6 million in the three months ended June 30, 2003 primarily because of the absence of any domestic tax benefits on losses incurred during the three months ended June 30, 2003. The decision to cease recording domestic tax benefits is discussed more fully under “Critical Accounting Policies” above.

Net Loss decreased from a loss of $36.4 million in the three months ended June 30, 2002 to a loss of $19.8 million in the three months ended June 30, 2003 due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended June 30, 2003 was $4.8 million compared to $16.7 million during the three months ended June 30, 2002. This change was primarily the result of the change in accounts receivable, net which provided a source of cash of $14.6 million in the three months ended June 30, 2002 compared to $3.9 million in the three months ended June 30, 2003. The decrease in net loss of $16.6 million and the decrease in deferred income taxes of $13.5 million were offset by a write-off of communications lines of $40.8 million in the three months ended June 30, 2002. Net cash used in investing activities for the three months ended June 30, 2003 was $27.4 million compared to $11.5 million during the three months ended June 30, 2002. This fluctuation was primarily due to a decrease in the proceeds from sales of securities available for sale of $19.2 million from $89.1 million in the three months ended June 30, 2002 to $69.9 million in the three months ended June 30, 2003. Cash used in financing activities for the three months ended June 30, 2003 was $3.4 million compared to $4.7 million for the three months ended June 30, 2002. This fluctuation was primarily the result of $2.7 million in repayments of long-term obligations in the three months ended June 30, 2002.

In November 2001, our Board of Directors authorized the expenditure of up to $100 million over a two-year period to repurchase shares of our common stock. From the inception of the program through June 30, 2003, we had spent approximately $17.7 million to purchase approximately 9.3 million shares at an average price of $1.90 per share.

As of June 30, 2003, we had cash and cash equivalents of $122.5 million, short-term investments of $290.6 million, working capital of $434.8 million and total assets of $1,075.9 million. This compares to cash and cash equivalents of $146.7 million, short-term investments of $282.2 million, working capital of $447.4 million and total assets of $1,094.7 million as of March 31, 2003.

There were no material changes to our commitments as reported on our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for fiscal year 2004 to approximate $80.0 million. As of June 30, 2003 we have incurred capital expenditures of $16.8 million. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which became effective for us on April 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of the adoption of EITF Issue No. 00-21 on our financial position and results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which we obtain an interest after January 31, 2003. For variable interest entities in which we obtained an interest before February 1, 2003, the interpretation applies to the interim period beginning after June 15, 2003. Adoption of this interpretation is not expected to have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease”. EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases”. The guidance in EITF Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue No. 01-08 will be effective for arrangements entered into or modified in our second quarter of fiscal 2004. We are currently evaluating EITF Issue No. 01-08 and have not determined the impact this statement will have on our financial position and results of operations.

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

Our exposure to exchange rate fluctuations historically arose primarily from outsourcing services and assignment agreements with AUCS, which were denominated in euros, as well as operating costs associated with such agreements. The revenues and the related costs resulted in a net euro exposure of the gross profit, which was equal to approximately 20% of revenues. The euro-denominated gross profit offset by other euro-denominated operating costs generally resulted in a natural hedge. However, the timing of settlement of euro-denominated accounts receivables and payables subjected us to exchange rate risk on settlement of the receivables and payables. With the termination of the outsourcing services and assignment agreements with AUCS, the euro-denominated gross profit no longer serves as a natural hedge against other euro-denominated operating costs. If the euro had experienced a hypothetical ten-percent weakening or strengthening against the U.S. dollar, our operating expenses would have decreased or increased, respectively, by approximately $1.5 million during the three months ended June 30, 2003. We currently have a plan in place to restore our historical natural hedge over time.

As of June 30, 2003, we were primarily exposed to the following currencies: the euro, the British pound and the Australian dollar. Based upon a hypothetical ten-percent weakening or strengthening of the U.S. dollar across all currencies, the potential gains or losses in future earnings due to foreign currency exposures would have been approximately $0.9 million as of that date.

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

As of June 30, 2003 we had no material long-term debt exposure.

The carrying amount, principal maturity and estimated fair value of our investment portfolio as of June 30, 2003 is as follows:

	Carrying Amount	Maturity						Fair Value
	2003	2004	2005	2006	2007	2008	Thereafter
Investments
Cash equivalents	$91,316	$—	$—	$—	$—	$—	$—	$91,316
Weighted average interest rate	1.11%	—	—	—	—	—	—	—
Short-term investments	$290,647	$68,206	$87,828	$67,709	15,895	$13,835	$37,174	$290,647
Weighted average interest rate	2.96%	1.71%	2.84%	3.09%	3.55%	3.90%	4.67%

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

Related party transactions for the three months ended June 30 comprise the following (in thousands):

	2002	2003
Revenues: (From services sold to the following related parties)
AUCS Communications Services–N.V. (The Netherlands)	$6,978	$—
Infonet Telecom AS (Norway)	1,589	1,727
Infonet Thailand Ltd. (Thailand)	38	42
KDDI Corporation (Japan)	8,458	8,564
KPN Telecom B.V. (The Netherlands)	13,978	16,744
Swisscom AG (Switzerland)	10,050	9,952
Telefonica International Holdings B.V. (Spain)	2,361	2,280
Telia A.B. (Sweden)	8,723	8,742
Telstra Corporation Limited (Australia)	6,538	5,879
Operating Costs and Expenses: (Includes procurement of the following services from the related parties) Communication Services Costs
	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$9,070	$—
Infonet Telecom AS (Norway)	354	291
Infonet Thailand Ltd. (Thailand)	34	36
KDDI Corporation (Japan)	2,583	3,033
KPN Telecom B.V. (The Netherlands)	2,252	4,060
Swisscom AG (Switzerland)	1,738	1,748
Telefonica International Holdings B.V. (Spain)	677	678
Telia A.B. (Sweden)	893	2,437
Telstra Corporation Limited (Australia)	1,972	1,456

Integration and Provisioning Costs

	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$3,756	$—
Infonet Telecom AS (Norway)	402	542
Infonet Thailand Ltd. (Thailand)	258	865
KDDI Corporation (Japan)	1,637	1,505
KPN Telecom B.V. (The Netherlands)	1,317	3,462
Swisscom AG (Switzerland)	2,357	3,436
Telefonica International Holdings B.V. (Spain)	279	1,325
Telia A.B. (Sweden)	1,648	1,602
Telstra Corporation Limited (Australia)	958	1,544
Bandwidth and Related Costs
	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—
Infonet Telecom AS (Norway)	87	—
Infonet Thailand Ltd. (Thailand)	199	140
KDDI Corporation (Japan)	568	336
KPN Telecom B.V. (The Netherlands)	2,031	584
Swisscom AG (Switzerland)	326	408
Telefonica International Holdings B.V. (Spain)	172	134
Telia A.B. (Sweden)	645	802
Telstra Corporation Limited (Australia)	79	—
Network Operations
	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—
Infonet Telecom AS (Norway)	—	—
Infonet Thailand Ltd. (Thailand)	—	—
KDDI Corporation (Japan)	240	67
KPN Telecom B.V. (The Netherlands)	—	—
Swisscom AG (Switzerland)	—	—
Telefonica International Holdings B.V. (Spain)	—	—
Telia A.B. (Sweden)	—	—
Telstra Corporation Limited (Australia)	—	—

Approximately $36.5 million of purchased bandwidth from related parties will be expensed in future periods in accordance with our accounting policies. Accumulated amortization as of June 30, 2003 was approximately $14.8 million.

Related party balances as of June 30, 2003 comprise the following (in thousands):

Accounts receivable, net	$46,322
Accounts payable	2,345
Network communications	3,934

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2003, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 5, 2001, the first of nine complaints alleging securities fraud was filed against us and several of our current and former officers and directors in the United States District Court, Central District of California. The lawsuits have been consolidated under the caption, In re Infonet Services Corporation Securities Litigation, Master File No. 01-10456 NM (CWx). A Consolidated Class Action Complaint was filed on July 3, 2002 on behalf of public investors who purchased our securities during the period from December 16, 1999 through August 7, 2001. The Consolidated Class Action Complaint names the following defendants: Infonet; our Chief Executive Officer and Chairman of the Board, Jose A. Collazo; our Chief Financial Officer, Akbar H. Firdosy; certain of our current and former Board of Director members: Douglas Campbell, Eric M. de Jong, Morgan Ekberg, Masao Kojima, Joseph Nancoz and Rafael Sagrario; the holders of our Class A common stock: KDDI Corporation, KPN Telecom, Swisscom AG, Telefonica International Holding B.V., Telia AB and Telstra Corporation Ltd; and the underwriters of our initial public offering: Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Inc., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney Inc.

The Consolidated Class Action Complaint alleges that defendants made misrepresentations and omissions regarding the AUCS channel in our Form S-1 registration statement and the accompanying prospectus for our initial public offering of Class B common stock and in other statements and reports during the class period. The plaintiffs assert counts against us and our officers and directors for violations of Sections 11, 12 and 15 of the Securities Act of 1933 and violations of Section 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs have requested a judgment determining that the lawsuit is a proper class action, awarding compensatory damages and/or rescission, awarding costs of the lawsuit and awarding such other relief as the court may deem just and proper. All of the defendants have filed motions to dismiss the Consolidated Class Action Complaint, which are awaiting decision by the Court.

On March 1, 2002, the first of three shareholder derivative suits was filed in Los Angeles County Superior Court against us as a nominal defendant and certain current and former members of our Board of Directors. On August 23, 2002, the Court entered an order consolidating the three actions under the lead case, Benny v. Collazo et al., Case No. BC 269140 (collectively “the Derivative Actions”), and appointing lead counsel. On September 20, 2002, plaintiffs filed a Consolidated Derivative Complaint.

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

On June 30, 2003, the parties entered into a Stipulation of Settlement of the Derivative Actions, which was preliminarily approved by the Court on July 28, 2003 in an order directing Infonet to mail notice of the terms of the settlement to its stockholders by August 31, 2003. We do not expect that we will be required to make any significant payment in connection with the implementation of the settlement agreement. A hearing on the final approval of the settlement of the Derivative Actions is scheduled for October 29, 2003.

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

We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

•	the repayment of long-term debt under our credit facility of approximately $60.0 million;

•	the repayment of long-term building mortgage indebtedness of approximately $25.5 million;

•	the purchase of assets that were under operating leases for approximately $7.0 million;

•	expansion of our network infrastructure, including purchased bandwidth and continued deployment of our ATM-based network, for approximately $492.0 million;

•	the purchase of an office building to accommodate our future growth for approximately $25.3 million;

•	the repurchase of shares of our Class B common stock for approximately $17.7 million;

•	to fund working capital needs of approximately $45.2 million; and

•	for general corporate purposes of approximately $41.9 million.

Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in investment grade marketable securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.	See Exhibit Index

B.	Except as set forth below, no reports on Form 8-K were filed by registrant during the quarter for which this report is filed:

On April 30, 2003 we filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 12 (furnished under Item 9) the appointment of Pete Sweers as our Chief Operating Officer in accordance with SEC Release No. 33-8216, and disclosing revenue excluding outsourcing revenue and incentive fee revenue for fiscal years 2000, 2001 and 2002.

On June 19, 2003, we filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 12 (furnished under Item 9) our operating results for fiscal year 2003 and the fourth quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFONET SERVICES CORPORATION
By:	/s/ AKBAR H. FIRDOSY

Akbar H. Firdosy Chief Financial Officer (Duly Authorized Officer)

Date:	August 11, 2003

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
9.1	Form of Amended and Restated Stockholders Agreement(1)
10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(2)
10.1(b)	Form of Incentive Stock Option Award Agreement(2)
10.1(c)	Form of Stock Option Award Agreement(2)
10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(3)
10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(3)
10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(4)
10.3

Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002); Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002)(5)

10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)
10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)
10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(6)
10.8	Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001(7)
10.10	Standard Infonet Services Agreement(1)
10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(7)
10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(8)
10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)
10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)
10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(3)
10.18(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees(5)
10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of July 1, 2001)(7)
10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(7)
10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(10)
10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(11)
10.27	AUCS Termination and Transition Agreement, dated as of September 30, 2002(5)
10.28	Incentive Payment Agreement, dated as of March 14, 2003(12)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer required under 18 U.S.C §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (N0. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended December 31, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002.
(7)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended June 30, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to the Registrant’s Annual Report Form 10-K for the period ended March 31, 2001.
(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended March 31, 2003.