Form 10-K/A
period 2003-03-31
INFONET SERVICES CORP
filed 2003-08-25
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 31, 2003.

EXPLANATORY NOTE

Infonet Services Corporation (the “Registrant”) is filing this amendment No. 1 to its annual report on Form 10-K/A solely to replace Exhibit 99.1 to its annual report on Form 10-K filed with the Securities and Exchange Commission on June 26, 2003. Except as noted herein, the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2003 remains as originally filed with the Securities and Exchange Commission on June 26, 2003. This Amendment No. 1 does not reflect any subsequent information or events other than the changes referred to above.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized in the City of El Segundo, State of California, on the 22nd day of August, 2003.

INFONET SERVICES CORPORATION

By	/s/ JOSÉ A. COLLAZO

José A. Collazo
President and Chairman of the Board of Directors

2

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer required under 18 U.S.C §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Auditors’ Report and Schedule II—Valuation and Qualifying Accounts