Form 10-Q
period 2003-09-26
INFONET SERVICES CORP
filed 2003-11-10
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-15475

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

As of November 5, 2003, the registrant had the following number of shares outstanding:

Class A common stock: 161,403,358

Class B common stock: 301,650,470

INFONET SERVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 2003

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except per Share Amounts)

	March 31, 2003	September 30, 2003
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$146,730	$116,477
Short-term investments	282,249	286,595
Accounts receivable, net	139,981	133,147
Deferred income taxes	1,266	1,636
Prepaid expenses	24,243	26,053
Other current assets	22,576	23,043

Total current assets	617,045	586,951
Property, Equipment And Communication Lines, Net	423,524	417,191
Intangible And Other Assets, Net	54,158	57,610

Total Assets	$1,094,727	$1,061,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$2,151	$1,535
Accounts payable	41,103	32,943
Network communications	26,812	33,865
Accrued salaries and related benefits	24,914	18,181
Income taxes payable	9,894	9,980
Advance billings	25,837	31,546
Deferred installation revenues	11,493	12,516
Other accrued expenses	27,425	28,615

Total current liabilities	169,629	169,181

Deferred Revenue	17,358	19,289

Deferred Compensation	19,369	19,523

Capital Lease Obligations, Less Current Portion	4,081	3,385

Minority Interest	1,612	1,312

Commitments and Contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share:
400,000 shares authorized; 364,160 shares issued; 161,403 shares outstanding; and 202,757 shares held in treasury	66,078	66,078
Class B common stock $0.01 par value per share:
600,000 shares authorized; 311,577 and 312,340 shares issued as of March 31, 2003 and September 30, 2003; 304,192 and 302,147 shares outstanding as of March 31, 2003 and September 30, 2003; 7,385 and 10,193 shares held in treasury as of March 31, 2003 and September 30, 2003	1,190,002	1,196,137
Treasury stock, at cost, 210,142 and 212,950 shares as of March 31, 2003 and September 30, 2003	(136,017)	(140,501)
Notes receivable from issuance of common stock	(8,736)	(8,911)
Accumulated deficit	(225,753)	(262,738)
Accumulated other comprehensive loss	(2,896)	(1,003)

Total stockholders’ equity	882,678	849,062

Total Liabilities and Stockholders’ Equity	$1,094,727	$1,061,752

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Revenues, Net	$142,815	$151,282	$290,122	$300,345

Operating Costs and Expenses:
Communication services costs	24,622	25,628	53,822	47,141
Integration and provisioning costs	40,060	52,071	79,207	106,262
Bandwidth and related costs	25,991	26,042	92,900	52,740
Network operations	27,444	30,415	53,748	61,081
Selling, general and administrative	37,278	34,596	77,651	70,161

Total operating costs and expenses	155,395	168,752	357,328	337,385

Operating Loss	(12,580)	(17,470)	(67,206)	(37,040)

Other Income (Expense):
Interest income	3,601	2,173	7,923	4,305
Interest expense	(2,174)	(202)	(4,443)	(328)
Equity in loss of unconsolidated affiliates	(878)	(808)	(982)	(1,547)
Other, net	33	(141)	3,153	(1,074)

Total other income, net	582	1,022	5,651	1,356

Loss Before (Credit) Provision For Income Taxes and Minority Interest	(11,998)	(16,448)	(61,555)	(35,684)
(Credit) Provision For Income Taxes	(5,985)	655	(19,189)	1,299

Loss Before Minority Interest	(6,013)	(17,103)	(42,366)	(36,983)
Minority Interest	204	84	271	2

Net Loss	(6,217)	(17,187)	(42,637)	(36,985)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	285	242	3,960	2,857
Unrealized gains on securities, net of income tax in 2002	538	(905)	828	(964)
Unrealized loss on derivative instruments, net of income tax in 2002	(928)	—	(1,721)	—

Total other comprehensive income (loss), net	(105)	(663)	3,067	1,893

Comprehensive Loss	$(6,322)	$(17,850)	$(39,570)	$(35,092)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.04)	$(0.09)	$(0.08)

Basic Weighted Average Number of Common Shares Outstanding	469,496	464,096	469,381	464,356
Diluted Weighted Average Number of Common Shares Outstanding	469,496	464,096	469,381	464,356

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,637)	$(36,985)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,840	38,492
Amortization of debt acquisition costs	375	—
Equity in loss of unconsolidated affiliates	982	1,547
Write-off of communication lines	40,757	—
Stock-based compensation charge	7,001	5,288
(Gain) loss on disposal of property, equipment and communication lines	(139)	817
Premium amortization on marketable securities	2,758	2,453
Realized gain on marketable securities	(1,426)	(158)
Deferred income taxes	(20,493)	(370)
Minority interest	271	2

Changes in operating assets and liabilities:
Accounts receivable, net	28,453	8,604
Prepaid expenses	(1,386)	(1,473)
Other current assets	7,502	894
Accounts payable	(17,875)	(6,676)
Network communications	(6,492)	5,499
Accrued salaries and related benefits	(2,711)	(7,223)
Income taxes payable	(271)	(98)
Advance billings	(4,792)	5,707
Other accrued expenses	4,714	3,514
Deferred revenue	48	(224)
Deferred compensation	313	(1,144)
Purchases of trading securities	(4,863)	(6,779)
Proceeds from sales of trading securities	4,378	5,929
Other operating activities	312	(455)

Net cash provided by operating activities	33,619	17,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(21,588)	(32,724)
Proceeds from sale of property, equipment and communication lines	129	268
Purchases of securities available-for-sale	(170,159)	(135,593)
Proceeds from sales of securities available-for-sale	156,519	106,790
Maturities of securities available-for-sale	59,250	21,198
Investments in unconsolidated affiliates	(9,000)	(4,031)

Net cash provided by (used in) investing activities	15,151	(44,092)

(Table continued on following page)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

(Unaudited)

	Six Months Ended September 30,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term obligations	$(6,433)	$—
Repayments of capital lease obligations	(1,367)	(1,312)
Purchases of treasury stock	(5,310)	(4,375)
Net proceeds from issuance of common stock	1,052	847
Distribution to minority interest	—	(302)
Repayments of notes receivable from issuance of common stock	70	—

Net cash used in financing activities	(11,988)	(5,142)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,375	1,820

Net Increase (Decrease) in Cash and Cash Equivalents	39,157	(30,253)
Cash and Cash Equivalents, Beginning of Period	147,180	146,730

Cash and Cash Equivalents, End of Period	$186,337	$116,477

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,251	$1,204
Interest	$3,880	$343
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$2,928	$2,689
Acquisitions of equipment accrued but not yet paid	$1,854	$198

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 filed with the Securities and Exchange Commission on June 26, 2003. Certain items have been reclassified to conform with the current period presentation. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 2004.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 28, 2003 as the year ended March 31, 2003, and the 13- and the 26-week periods ended September 27, 2002 and September 26, 2003 as the three and six months ended September 30, 2002 and September 30, 2003, respectively.

Note 2.    New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”, which became effective for the Company on April 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the fiscal periods ending after

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 15, 2003. Adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease”. EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases”. The guidance in EITF Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue No. 01-08 is effective for arrangements entered into or modified during fiscal periods beginning after May 28, 2003. The adoption of EITF Issue No. 01-08 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
	(In thousands, except per share amounts)
Net loss, as reported	$(6,217)	$(17,187)	$(42,637)	$(36,985)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects in 2002	3,046	2,509	6,473	5,288
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2002	(8,695)	(10,802)	(17,588)	(21,648)

Pro forma net loss	$(11,866)	$(25,480)	$(53,752)	$(53,345)

Loss per share:
Basic and diluted, as reported	$(0.01)	$(0.04)	$(0.09)	$(0.08)

Basic and diluted, pro forma	$(0.03)	$(0.05)	$(0.11)	$(0.11)

During May 2003, the Company’s board of directors adopted, subject to stockholder approval, the amended and restated Infonet Services Corporation 2000 Employee Stock Purchase Plan (the “Amended ESPP”) to be effective January 1, 2004. The Amended ESPP was approved by the Company’s stockholders on August 19,

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003. The Amended ESPP, among other things, increases the number of shares of Class B common stock reserved for issuance under the Company’s existing 2000 Employee Stock Purchase Plan from 2,000,000 to 4,000,000.

During May 2003, the Company’s board of directors adopted the 2003 Incentive Award Plan of Infonet Services Corporation (the “2003 Plan”), subject to stockholder approval. The 2003 Plan was approved by the Company’s stockholders on August 19, 2003, and will serve as a successor to the Company’s 1998 Stock Option Plan, 1999 Stock Option Plan and 2000 Omnibus Stock Plan (the “Prior Plans”). The aggregate number of shares of Class B common stock subject to options, stock purchase rights, stock appreciation rights, and other awards under the 2003 Plan is equal to 20,000,000, plus the number of shares of Class B common stock that remain available for the grant of options or other awards under the Prior Plans, together with any additional shares of Class B common stock that may become available for issuance under the Prior Plans as a result of the reserved share replenishment provisions of those plans or as a result of stock options under those plans expiring or otherwise becoming unexercisable.

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

Note 4.    Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation. The Company also has reclassified its expense categories as previously reported for the three and six months ended September 30, 2002 as follows (in thousands):

	Three Months Ended September 30, 2002
	Country Representative Compensation		Bandwidth and Related Costs		Network Operations	Selling, General and Administrative		Total – New Classification
Communication services costs	$21,201	(a)	$—		$—	$3,421	(b)	$24,622
Integration and provisioning costs	8,566	(c)	1,688	(d)	(479)	30,285	(e)	40,060
Bandwidth and related costs	—		25,991		—	—		25,991
Network operations	—		—		27,444	—		27,444
Selling, general and administrative	—		—		—	37,278		37,278

Total—Prior Classification	$29,767		$27,679		$26,965	$70,984		$155,395

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended September 30, 2002
	Country Representative Compensation		Bandwidth and Related Costs		Network Operations	Selling, General and Administrative		Total —New Classification
Communication services costs	$47,606	(a)	$—		$—	$6,216	(b)	$53,822
Integration and provisioning costs	20,376	(c)	3,918	(d)	(250)	55,163	(e)	79,207
Bandwidth and related costs	—		92,900		—	—		92,900
Network operations	—		—		53,748	—		53,748
Selling, general and administrative	—		—		—	77,651		77,651

Total—Prior Classification	$67,982		$96,818		$53,498	$139,030		$357,328

Notes (a) through (e) are used in the following paragraphs to describe each of the expense reclassifications.

Communication Services Costs

Communication services costs, including both country representative compensation and support compensation, consist of costs associated with Network Services, Application Services and Other Communication Services revenues. The country representative compensation was previously reported in the country representative compensation category (reference (a) in reclassification tables above). The support compensation expense was previously reported in the selling, general and administrative category (reference (b) in reclassification tables above).

Integration and Provisioning Costs

The Company’s integration and provisioning costs include expenses related to Global Connect revenues, or the provisioning of the “last mile” whereby the Company installs and manages leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use the Company’s Network Services. These expenses are paid in the form of country representative compensation and support compensation to country representatives as well as local access costs paid directly to local telecom service providers. Integration and provisioning costs also include the amortization of installation expenses over the life of the client contract. The country representative compensation was previously reported in the country representative compensation category (reference (c) in reclassification tables above). The support compensation expense was previously reported in the selling, general and administrative category (reference (e) in reclassification tables above). The local access costs, incurred by consolidated country representatives for provisioning the last mile services for the client, were previously reported in the bandwidth and related costs category (reference (d) in reclassification tables above).

Note 5.    Derivative Financial Instruments

Under the terms of its $250,000,000 Senior Secured Credit Facility, which was terminated in December 2002, the Company was required to enter into hedge agreements to provide that at least 50% of the outstanding term loans would be subject to fixed interest rates. The Company entered into interest swap agreements to fix the interest rates and mitigate interest rate risk. In connection with the mortgage agreement related to the purchase of the Company’s headquarters facility, which was repaid in March 2003, the Company entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. The Company designated the swaps as cash flow hedges pursuant to SFAS No. 133, as amended.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended September 30, 2002, the change in fair market value of cash flow hedges resulted in a pre-tax charge to Other Comprehensive Income (“OCI”) of approximately $2.8 million (approximately $1.7 million, net of tax). In conjunction with the repayment of the indebtedness under the Senior Secured Credit Facility and termination thereof on December 20, 2002, the interest rate swap agreements were terminated. In conjunction with the repayment of the mortgage indebtedness on March 21, 2003, the interest rate swap agreement was terminated.

Note 6.    Property, Equipment and Communication Lines

Property, equipment and communication lines consist of the following (in thousands):

	March 31, 2003	September 30, 2003
Communications, computer and related equipment	$286,154	$310,314
Communication lines	302,980	305,240
Land, buildings and leasehold improvements	77,851	78,631
Furniture and other equipment	19,449	20,154

	686,434	714,339
Less accumulated depreciation and amortization	262,910	297,148

Property, equipment and communication lines, net	$423,524	$417,191

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

Note 7.    Intangible and Other Assets

Intangible and other assets consist of the following (in thousands):

	March 31, 2003	September 30, 2003
SERP minimum pension liability	$2,030	$2,030
Pension minimum liability	18	18
IDIP assets	6,413	8,560
Deferred installation costs	15,912	17,993
Unconsolidated investments in affiliates	19,364	19,795
Goodwill	1,468	1,468
Intangible assets, net	3,162	2,501
Employee loans and interest receivable	2,026	1,435
Other	3,765	3,810

Intangible and other assets, net	$54,158	$57,610

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended September 30, 2003, no intangibles were acquired, impaired or disposed. Intangibles consisted of the following (in thousands):

		March 31, 2003			September 30, 2003
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Purchased technology	5	$6,600	$(3,520)	$3,080	$6,600	$(4,180)	$2,420
Other	5-20	1,681	(1,599)	82	1,681	(1,600)	81

		$8,281	$(5,119)	$3,162	$8,281	$(5,780)	$2,501

Amortization expense for the six months ended September 30, 2003 was approximately $661,000. At September 30, 2003, estimated future amortization expense is as follows: approximately $663,000 for the remaining six months of fiscal year 2004 and approximately $1.3 million, $446,000, $6,000, $6,000, $6,000 and $46,000 for fiscal years 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

Note 8.    Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of potential common stock.

At September 30, 2002 and 2003, the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock had an antidilutive effect on the reported loss per share for the three and six months ended September 30, 2002 and 2003. Consequently, reported basic and diluted earnings per share are the same amount for the three and six months ended September 30, 2002 and 2003. Options to purchase approximately 26.8 million and approximately 30.4 million shares of common stock were outstanding at September 30, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 9.    Income Taxes

In the quarter ended March 31, 2003, the Company recorded a non-cash charge to establish a valuation allowance against its entire net U.S. deferred income tax assets. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” due to the lack of evidence, within the meaning of SFAS No. 109, of the existence of sufficient future taxable income needed to realize the deferred income tax assets. The Company also announced that until appropriate levels of profitability were reached, it would not recognize any domestic income tax benefits in its future results of operations. In the three and six months ended in September 30, 2003 the Company did not record income tax benefits resulting from its U.S. losses. The tax provision that was recorded is comprised of foreign subsidiary income taxes, foreign withholding taxes and state income taxes in jurisdictions that do not permit consolidated tax filings.

At September 30, 2003 the gross amount of the Company’s net deferred income tax assets was $195.2 million. The valuation reserve recorded against those net deferred income tax assets was $193.6 million. The $1.6 million residual is comprised of foreign net deferred income tax assets.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties. Intersegment revenues are not material to any segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Reportable segments:
Revenues:
Direct	$115,573	$133,203	$229,510	$265,502
Alternate	27,242	18,079	60,612	34,843

Total	$142,815	$151,282	$290,122	$300,345

Operating contributions:
Direct	$45,379	$46,752	$90,275	$92,220
Alternate	8,230	8,060	15,398	15,868

Total	$53,609	$54,812	$105,673	$108,088

			September 30,
			2002	2003
Total Assets:
Direct			$103,329	$138,108
Alternate			18,306	14,021

Total			$121,635	$152,129

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Reconciliations:
Operating contribution from reportable segments	$53,609	$54,812	$105,673	$108,088
Core network, overhead and other non-allocable costs	(65,607)	(71,260)	(167,228)	(143,772)

Loss before credit for income taxes and minority interest	$(11,998)	$(16,448)	$(61,555)	$(35,684)

			September 30,
			2002	2003
Total assets of reportable segments			$121,635	$152,129
Core network, corporate and other non-allocable assets			1,223,039	909,623

Total assets			$1,344,674	$1,061,752

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

Related party transactions for the periods presented comprise the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Revenues: (From services sold to the following related parties) AUCS Communications Services–N.V. (The Netherlands)	$7,052	$—	$14,030	$—
Infonet Telecom AS (Norway)	2,149	1,859	3,738	3,585
Infonet Thailand Ltd. (Thailand)	47	114	85	156
KDDI Corporation (Japan)	8,939	9,407	17,397	17,970
KPN Telecom B.V. (The Netherlands)	13,964	17,448	27,942	34,192
Swisscom AG (Switzerland)	9,688	9,878	19,738	19,831
Telefonica International Holdings B.V. (Spain)	2,432	2,053	4,793	4,334
TeliaSonera A.B. (Sweden)	8,405	12,668	17,128	25,659
Telstra Corporation Limited (Australia)	6,296	6,385	12,834	12,264

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Costs and Expenses:  (Includes procurement of the following services from the related parties)

Communication Services Costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$6,006	$—	$15,076	$—
Infonet Telecom AS (Norway)	285	459	639	749
Infonet Thailand Ltd. (Thailand)	614	68	648	104
KDDI Corporation (Japan)	2,594	2,631	5,177	5,665
KPN Telecom B.V. (The Netherlands)	2,194	5,007	4,446	9,066
Swisscom AG (Switzerland)	1,944	2,134	3,682	3,882
Telefonica International Holdings B.V. (Spain)	478	650	1,155	1,327
TeliaSonera A.B. (Sweden)	1,035	3,691	1,928	6,747
Telstra Corporation Limited (Australia)	1,761	1,612	3,733	3,069

Integration and Provisioning Costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$2,203	$—	$5,959	$—
Infonet Telecom AS (Norway)	411	535	813	1,076
Infonet Thailand Ltd. (Thailand)	122	291	380	1,157
KDDI Corporation (Japan)	1,759	2,602	3,396	4,107
KPN Telecom B.V. (The Netherlands)	1,984	4,002	3,301	7,464
Swisscom AG (Switzerland)	2,942	3,624	5,299	7,059
Telefonica International Holdings B.V. (Spain)	917	1,342	1,196	2,668
TeliaSonera A.B. (Sweden)	1,999	2,608	3,647	5,128
Telstra Corporation Limited (Australia)	1,329	1,754	2,287	3,299

Bandwidth and Related Costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—	$—
Infonet Telecom AS (Norway)	—	35	87	35
Infonet Thailand Ltd. (Thailand)	224	181	423	321
KDDI Corporation (Japan)	586	407	1,154	743
KPN Telecom B.V. (The Netherlands)	669	440	2,700	1,024
Swisscom AG (Switzerland)	271	550	597	958
Telefonica International Holdings B.V. (Spain)	7	304	179	438
Teliasonera A.B. (Sweden)	756	852	1,401	1,654
Telstra Corporation Limited (Australia)	(21)	34	58	34

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—	$—
Infonet Telecom AS (Norway)	—	—	—	—
Infonet Thailand Ltd. (Thailand)	—	—	—	—
KDDI Corporation (Japan)	238	69	478	136
KPN Telecom B.V. (The Netherlands)	—	—	—	—
Swisscom AG (Switzerland)	—	—	—	—
Telefonica International Holdings B.V. (Spain)	—	—	—	—
Teliasonera A.B. (Sweden)	—	—	—	—
Telstra Corporation Limited (Australia)	—	—	—	—

Approximately $37.7 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization related to such purchased bandwidth as of September 30, 2003 was approximately $16.1 million.

Related party balances as of September 30, 2003 comprise the following (in thousands):

Accounts receivable, net	$37,872
Accounts payable	4,242
Network communications	6,338

Note 12.    Stockholders’ Equity

The Company’s Board of Directors has approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period commencing November 2001. These repurchases have been and will be made in the open market or privately negotiated transactions and in compliance with the United States Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of stock and acquisitions may be suspended at any time at the Company’s discretion. For the six months ended September 30, 2003 the Company repurchased 2,718,368 shares at an aggregate cost of approximately $4.4 million.

Note 13.    Commitments and Contingencies

Purchased bandwidth with a net book value of approximately $10.2 million at September 30, 2003, has been purchased from network service providers which filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions on or before September 30, 2003, and which have not yet completed these bankruptcy proceedings.

Information available to the Company as of September 30, 2003 indicates that it is more likely than not that the network services obtained from those providers who had not yet completed their bankruptcy proceedings as of September 30, 2003 will continue to be provided under the original terms of each of the agreements. The Company is of the opinion that the carrying values of the related assets are not impaired. The Company will continue to monitor the situation and will record a charge if events or changes in circumstances indicate that the carrying value of the assets is no longer realizable.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between the Company and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at September 30, 2003 is approximately $28.0 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

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

The Company follows the provisions of Statement of Financial Accounting Standards No. 5 (SFAS No. 5), “Accounting for Contingencies”. SFAS No. 5 requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated. Because of the uncertainties related to the incurrence, amount and range of loss on these proceedings, management is currently unable to predict the outcome of the litigation, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. Although the ultimate outcome of the pending litigation cannot be ascertained at this time, the Company believes that the liability, if any, resulting from the aggregate amount of uninsured damages will not have a material adverse effect on its consolidated financial position and results of operations. However, the Company can provide no assurances as to the outcome of the litigation or the impact on it of an adverse ruling in such litigation. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. As additional information becomes available, the Company will assess its potential liability and revise its estimates if necessary.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

              RESULTS OF OPERATIONS

The following discussion and analysis of our financial position and operating results for the second quarter of the fiscal year ending March 31, 2004 updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. You should also read this discussion together with our unaudited consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

Certain reclassifications have been made to the prior year amounts to conform with the current period presentation.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. Our preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our unaudited consolidated financial statements.

Income Taxes

During the year ended March 31, 2001, we filed a request for determination from the Internal Revenue Service (the “IRS”) regarding the propriety of establishing an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which we obtained access to certain customers served by AUCS Communications Services N.V. (“AUCS”) and cash of $40.0 million in exchange for the issuance to the three stockholders of 47.84 million shares of our Class B common stock. In November 2001, we received a favorable determination from the IRS that an intangible asset relating to the access to these customers was created by the transaction. The intangible asset, which may be amortized in our tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly, in the fiscal year ended March 31, 2002, we recorded a deferred income tax asset of approximately $171.0 million, representing the deferred income tax benefit assuming an estimated 38.5% tax rate. United States Securities and Exchange Commission Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to these customers was valued at the stockholders’ basis of $0. Correspondingly, the $171.0 million credit resulting from the recognition of the deferred income tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

At September 30, 2003, the unadjusted net book value of our deferred income tax assets totaled approximately $195.2 million, which was principally comprised of deferred income taxes related to the intangible asset discussed above of approximately $125.9 million and the benefit associated with domestic income tax losses of approximately $56.0 million. The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of a deferred income tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred income tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred income tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. Based on our estimates of fiscal year 2004 operating performance, we have determined that it is likely that we will incur a cumulative loss for the three-year period that includes fiscal years 2002, 2003 and 2004. We believe this determination represents negative evidence such that SFAS No. 109 requires that we record a valuation allowance related to our deferred income tax assets. Accordingly, we have recorded a valuation allowance of approximately $193.6 million against our entire net domestic deferred income tax assets. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.

We believe that our determination to record a valuation allowance to reduce our deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recording a valuation allowance has on the assets reported in our consolidated balance sheets and on our results of operations is material.

We operate, and are subject to income taxes, in many foreign jurisdictions and in many taxable jurisdictions around the world. As a result, our reported income tax provisions are based, in part, on our judgments as to the amount of income that may be subject to tax in certain foreign jurisdictions.

Our management has discussed these critical accounting estimates and judgements with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this related disclosure.

Purchased Bandwidth

We monitor and evaluate the viability of the network service providers from which we have purchased bandwidth. The term “purchased bandwidth” refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and indefeasible rights of use. In instances where the network services provider is determined to be no longer viable and any disruption of service is expected to be permanent, we will write-off the remaining net book value of the affected asset.

Included in our property, equipment and communication lines is purchased bandwidth with a net book value of $220.9 million as of September 30, 2003. Purchased bandwidth with a net book value of approximately $10.2 million as of September 30, 2003 was purchased from a company which has filed a voluntary petition for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions and has not completed those proceedings. We refer to these assets as “at-risk purchased bandwidth.” While the company has not completed its bankruptcy proceedings, we believe, based on information available to us, that the bankruptcy proceedings will not affect our purchased bandwidth, and consistent with our accounting policy, we have not recognized an impairment of the purchased bandwidth as of September 30, 2003. However, if we experience a permanent disruption in services on these facilities as a result of these bankruptcy proceedings, a charge may be recorded to write-off the purchased bandwidth. During the first quarter of fiscal year 2003 we wrote-off purchased bandwidth with a net book value of $40.8 million.

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

We believe that our determination not to recognize an impairment of the at-risk purchased bandwidth is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing such an impairment would have on the assets reported in our consolidated balance sheets and on our results of operations could be material. If, at September 30, 2003, we were to recognize an impairment of the at-risk purchased bandwidth in the total amount of our current at-risk purchased bandwidth, our property, equipment and communication lines would decrease from $417.2 million to $407.0 million, or by 2%.

Our management has discussed this critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this related disclosure.

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our owned network, which had a net book value of $341.9 million as of September 30, 2003. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

Our determination relating to the value of the long-lived assets is subject to change because it is based on our estimates of future cash flows. We believe that the undiscounted future cash flows are sufficient to recover the carrying value of our long-lived assets.

We believe that our determination not to recognize an impairment loss on our long-lived assets is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment loss would have on the assets reported in our consolidated balance sheets and on our results of operations could be material. If our estimated future undiscounted cash flows were to decrease by a hypothetical ten-percent, the long-lived assets would continue to be recoverable, and we would not be required to recognize an impairment of our long-lived assets.

Our management has discussed this critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this related disclosure.

Valuation Allowance for Revenue Credits and Accounts Receivable

We make estimates of future credits expected to be issued to clients related to services provided during the periods presented through the analysis of historical trends and known events. Management’s estimates and assumptions must be made and used in connection with establishing the revenue reserves associated with discounts earned on special client agreements and billing reserves for pricing changes and client disputes. Material differences may result in the amount and timing of our revenue adjustments if management projections differ from actual results. Similarly, our management must make estimates regarding the collectibility of our accounts receivable. We specifically analyze accounts receivable including historical bad debts, client concentrations, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

The valuation allowance for revenue credits and accounts receivable was $21.0 million as of September 30, 2003 and $17.7 million as of March 31, 2003. If management over or under estimated the reserves by a hypothetical ten-percent, the valuation allowance for revenue credits and accounts receivable as of September 30, 2003 would decrease or increase by $2.1 million.

Our determination relating to the valuation allowance is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

We believe that our valuation allowance for revenue credits and accounts receivable is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing an impairment loss would have on the assets reported on our consolidated balance sheets and on our results of operations could be material.

Our management has discussed this critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this related disclosure.

Outsourcing and Management Agreements with AUCS

On October 1, 2002, our three-year arrangement with AUCS, Unisource, the then owner of AUCS (Unisource has since been liquidated), and the three companies that own AUCS—KPN, Swisscom and Telia—was terminated by its terms.

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

As clients transitioned from the AUCS platform to our services, revenues and the number of clients by channel generally shifted from alternate sales channels to country representatives (direct channels). As of September 30, 2003, we no longer have outsourcing services clients; this compares to 213 outsourcing services clients (37 direct channel clients and 176 alternate sales channel clients) as of September 30, 2002. Of these 176 alternate sales channel clients, 156 transitioned to our services and became non-outsourcing services direct channel clients.

For the six months ended September 30, 2002, outsourcing services revenues were reported in Consulting, Integration and Provisioning Services (for access related services) and Other Communications Services (for all other services). To the extent the business has transitioned onto the Infonet platform, these revenues are no longer reflected in Other Communications Services, but instead are reported in the appropriate product-based category. Access related services for the transitioned clients continue to be reported in Consulting, Integration and Provisioning Services. Revenues by region were not affected by the transition because revenues from these clients when they were reported as outsourcing services were included in the Europe, Middle East and Africa (“EMEA”) region and continue to be included in the EMEA region after the transition to our platform.

Our expenses related to outsourcing services revenues had been approximately 80% of the revenues we received from clients using the AUCS platform, and we had reported this expense as country representative compensation. To the extent that transitioned business is managed by our non-consolidated country representatives, we make country representative compensation payments, based on current agreements, to the respective country representative. To the extent the business is sold through alternate channels, there is no country representative compensation, but we now incur incremental expenses for multinational support compensation. The country representative compensation and support compensation are reported in

Communication Services Costs and Integration and Provisioning Costs based on the related service. Additionally, the incremental Bandwidth and Related Costs, Network Operations, and Sales, General, and Administrative expenses associated with these revenues are also included in the appropriate category. With the termination of the AUCS services agreement, we no longer have the contractual right to a gross margin of approximately 20%. The revenue that has transitioned to the Infonet platform now generates approximately the same profit margins as existing Infonet business.

Management Agreement—The AUCS arrangement also included a three-year management agreement that terminated on October 1, 2002. Under the management agreement, we received a fee equal to 1.5% of the revenues associated with the AUCS services, subject to a defined maximum. During the six months ended September 30, 2002 we recognized approximately $1.6 million in management fees.

The management agreement also provided for an incentive fee payment payable upon termination of the management agreement based upon our achieving certain performance criteria. The incentive fee payment was equal to the amount by which AUCS Entities Adjusted EBITDA Losses (as defined in the management agreement) for the period from October 1, 1999 to September 30, 2002 was less than Euro 295.3 million. In March 2003, the parties entered into an Incentive Payment Agreement in which we agreed upon the final incentive fee payment of Euro 77.0 million, which included Euro 72.0 million paid in fiscal year 2003. In accordance with the Incentive Payment Agreement, Euro 5.0 million of the incentive fee was placed in an escrow account for final disposition pending resolution of certain contingencies. We expect this resolution to occur by March 31, 2004. During the year ended March 31, 2003 we recognized Euro 72.0 million (approximately $73.7 million) as incentive fee revenues. The unpaid incentive fee of Euro 5.0 million will be recognized in the amount determined to be collectible upon resolution of the contingencies.

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

As a result of increasing competition in the markets we serve, we offer our clients different and more cost effective solutions when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or reduced prices under the renewed contracts. We refer to this as price erosion. For the six months ended September 30, 2003, we estimate our price erosion of multi-year contracts up for renewal to have been between 18%–20% on average. The price erosion on some renewals, depending on the size and needs of the client, has been greater than 20%.

In order to counter the effects of price erosion, we launched a targeted program aimed at retention and growth of existing clients. This program establishes the metrics to calibrate performance and provides the sales organization with tools designed to retain and grow existing clients in the face of severe pricing pressures at the time of contract renewal. Additionally, we are implementing several key initiatives aimed at further expanding our reach within certain countries and metropolitan areas and reducing local access costs.

Revenue Recognition

We record revenues for Network Services; Consulting, Integration and Provisioning Services; Applications Services; and Other Communications Services when the services are provided. Such services are provided under client contracts, which generally have a term of 1 to 3 years. Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the amount of revenue recognized from contracts entered into by non-consolidated country representatives is the gross amount of revenue billed to the end-user client. The amount of end-user revenue to which a non-consolidated country representative is entitled for sales and support services is reflected as country representative compensation, which is included in Communication services costs and Integration and provisioning costs in our results of operations. Installation fee revenues are amortized over the average client life. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenue when earned. An allowance for client credits is accrued concurrently with the recognition of revenue.

Expense Reclassification

Previously, we classified our operating costs and expenses into the following four categories:

•	Country representative compensation

•	Bandwidth and related costs

•	Network operations

•	Selling, general and administrative

These categories of expenses were described in our annual report on form 10-K for the fiscal year ended March 31, 2002.

As demand for our various services and our client requirements have changed, so has our cost structure. Specifically, over time our clients’ requirements for customer premises based services have grown. Additionally, our clients continue to require in-country support. These factors, combined with the impact of price erosion, have resulted in costs related to customer premises based equipment and in-country support comprising a larger percentage of our total expenses than we have experienced historically. These costs increase and decrease directly with increases and decreases in revenue and are, therefore, variable. To provide greater visibility into the relationship of these variable expenses to our total expenses as well as revenue, we have eliminated the country representative compensation expense category and have introduced two new expense categories, namely “Communication services costs” and “Integration and provisioning costs.”

We now classify our operating costs and expenses in the following five categories:

•	Communication services costs

•	Integration and provisioning costs

•	Bandwidth and related costs

•	Network operations

•	Selling, general and administrative

Previously, Country representative compensation was entirely comprised of amounts we paid to our country representatives for the sales and support services the country representatives provided to our clients that were sold in that country representative’s country. These costs are variable and increase as the revenues we receive from our country representatives’ clients increase. During the six months ended September 30, 2002, Country representative compensation also included amounts paid to AUCS for outsourcing services.

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

Communication Services Costs

Communication services costs, including both country representative compensation and support compensation, consist of costs associated with Network Services, Application Services and Other Communication Services revenues. The country representative compensation was previously reported in the Country representative compensation category (reference (a) in reclassification tables below). The support compensation expense was previously reported in the Selling, general and administrative category (reference (b) in reclassification tables below).

Integration and Provisioning Costs

Integration and provisioning costs include expenses primarily related to Global Connect revenues, or the provisioning of the “last mile” whereby we install and manage leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use our Network Services. These costs also include expenses related to other services for which the revenue is not reported in Consulting, Integration and Provisioning Services, such as remote access services and our call center services. These expenses are paid in the form of country representative compensation and support compensation to country representatives as well as local access costs paid directly to local telecom service providers. Integration and provisioning costs also include the amortization of installation expenses over the life of the client contract. The country representative compensation was previously reported in the Country representative compensation category (reference (c) in reclassification tables below). The support compensation expense was previously reported in the Selling, general and administrative category (reference (e) in reclassification tables below). The local access costs, incurred by consolidated country representatives for provisioning the last mile services for the client, were previously reported in the Bandwidth and related costs category (reference (d) in reclassification tables below).

Bandwidth and Related Costs

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

The tables below summarize the reclassification from the four expense categories reported in the three and six months ended September 30, 2002 (columns) to the five new expense categories (rows) for the same periods. We believe this expanded presentation of expenses provides a better understanding of the behavior of our expenses as our product mix changes and improves visibility into our expenses. Amounts presented below are in thousands.

	Three Months Ended September 30, 2002
	Country Representative Compensation		Bandwidth and Related Costs		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$21,201	(a)	$—		$—	$3,421	(b)	$24,622
Integration and provisioning costs	8,566	(c)	1,688	(d)	(479)	30,285	(e)	40,060
Bandwidth and related costs	—		25,991		—	—		25,991
Network operations	—		—		27,444	—		27,444
Selling, general and administrative	—		—		—	37,278		37,278

Total—Prior Classifications	$29,767		$27,679		$26,965	$70,984		$155,395

	Six Months Ended September 30, 2002
	Country Representative Compensation		Bandwidth and Related Costs		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$47,606	(a)	$—		$—	$6,216	(b)	$53,822
Integration and provisioning costs	20,376	(c)	3,918	(d)	(250)	55,163	(e)	79,207
Bandwidth and related costs	—		92,900		—	—		92,900
Network operations	—		—		53,748	—		53,748
Selling, general and administrative	—		—		—	77,651		77,651

Total—Prior Classifications	$67,982		$96,818		$53,498	$139,030		$357,328

Results of Operations

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying Management’s Discussion and Analysis for the three and six months ended September 30, 2002 and 2003. Outsourcing services, or non core, refers to the revenues and expenses resulting from the services agreement with AUCS, as described in the “Outsourcing and Management Agreements with AUCS” section above. Infonet platform, or core, refers to total revenues and expenses excluding outsourcing services. Amounts presented below are in thousands.

Revenues by Service

	Total
	Three Months Ended September 30,				Six Months Ended September 30,
	2002		2003		2002		2003
Network Services	$76,400	53%	$81,011	53%	$155,683	54%	$164,199	55%
Consulting, Integration and Provisioning Services	48,066	34%	55,437	37%	94,059	32%	108,206	36%
Applications Services	2,854	2%	10,751	7%	4,821	2%	19,823	6%
Other Communications Services	15,495	11%	4,083	3%	35,559	12%	8,117	3%

Total revenues	$142,815	100%	$151,282	100%	$290,122	100%	$300,345	100%

	Outsourcing Services (Non Core)
	Three Months Ended September 30,				Six Months Ended September 30,
	2002		2003		2002		2003
Network Services	$—	0%	$—	0%	$—	0%	$—	0%
Consulting, Integration and Provisioning Services	2,418	22%	—	0%	6,661	24%	—	0%
Applications Services	—	0%	—	0%	—	0%	—	0%
Other Communications Services	8,688	78%	—	0%	21,419	76%	—	0%

Total revenues	$11,106	100%	$—	0%	$28,080	100%	$—	0%

	Infonet Platform (Core)
	Three Months Ended September 30,				Six Months Ended September 30,
	2002		2003		2002		2003
Network Services	$76,400	58%	$81,011	53%	$155,683	60%	$164,199	55%
Consulting, Integration and Provisioning Services	45,648	35%	55,437	37%	87,398	33%	108,206	36%
Applications Services	2,854	2%	10,751	7%	4,821	2%	19,823	6%
Other Communications Services	6,807	5%	4,083	3%	14,140	5%	8,117	3%

Total revenues	$131,709	100%	$151,282	100%	$262,042	100%	$300,345	100%

Revenues by Distribution Channel

	Three Months Ended September 30,			Six Months Ended September 30,
	2002		2003	2002		2003
Country representatives (direct channels):
Number of representatives	57		58	57		58
Number of clients	1,649	(a)	1,598	1,649	(a)	1,598
Country representatives revenues	$115,573		$133,203	$229,510		$265,502
Percent of total revenues	81%		88%	79%		88%
Alternate sales channels:
Number of sales channel partners	27		30	27		30
Number of sales channel partners’ clients	448	(b)	348	448	(b)	348
Alternate sales channel revenues	$27,242		$18,079	$60,612		$34,843
Percent of total revenues	19%		12%	21%		12%

(a)	Country representatives’ number of clients includes 37 outsourcing services clients in the three and six months ended September 30, 2002.
(b)	Alternate sales channel partners’ number of clients includes 176 outsourcing services clients in the three and six months ended September 30, 2002.

Revenues by Region

	Three Months Ended September 30,				Six Months Ended September 30,
	2002		2003		2002		2003
Americas	$32,454	23%	$41,613	27%	$66,243	23%	$82,734	28%
Europe, Middle East and Africa	87,624	61%	87,544	58%	177,562	61%	174,371	58%
Asia Pacific	22,737	16%	22,125	15%	46,317	16%	43,240	14%

Total revenues	$142,815	100%	$151,282	100%	$290,122	100%	$300,345	100%

The following tables set forth, as indicated, total operating (loss) income, operating (loss) income from our outsourcing services and operating (loss) income from services on the Infonet platform during the three and six months ended September 30, 2002 and 2003. With the termination of the AUCS services agreement effective October 1, 2002, we no longer received any outsourcing services revenues after that date. In that regard, we are providing the following information to demonstrate (1) the total operating (loss) income as a result of the AUCS services agreement and (2) operations of our business excluding the impact of AUCS over the three and six months ended September 30, 2002 and 2003. We believe this information is useful to investors in understanding our ongoing operations. It should be noted that revenues from the Infonet platform include revenues from clients that were formerly outsourcing services clients who then transitioned to the Infonet platform. Accordingly, the operating (loss) income represented as Infonet platform operating (loss) income may not be indicative of what revenues on the Infonet platform would have been without the AUCS arrangement. Amounts presented below are in thousands.

	Total
	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Services revenues, net	$142,815	$151,282	$290,122	$300,345

Operating costs and expenses:
Communication services costs	24,622	25,628	53,822	47,141
Integration and provisioning costs	40,060	52,071	79,207	106,262
Bandwidth and related costs	25,991	26,042	92,900	52,740
Network operations	27,444	30,415	53,748	61,081
Selling, general and administrative	37,278	34,596	77,651	70,161

Total operating costs and expenses	155,395	168,752	357,328	337,385

Operating loss	$(12,580)	$(17,470)	$(67,206)	$(37,040)

	Outsourcing Services (Non Core)
	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Services revenues, net	$11,106	$—	$28,080	$—

Operating costs and expenses:
Communication services costs	6,006	—	15,076	—
Integration and provisioning costs	2,203	—	5,959	—

Total operating costs and expenses	8,209	—	21,035	—

Operating income	$2,897	$—	$7,045	$—

	Infonet Platform (Core)
	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Services revenues, net	$131,709	$151,282	$262,042	$300,345

Operating costs and expenses:
Communication services costs	18,616	25,628	38,746	47,141
Integration and provisioning costs	37,857	52,071	73,248	106,262
Bandwidth and related costs	25,991	26,042	92,900	52,740
Network operations	27,444	30,415	53,748	61,081
Selling, general and administrative	37,278	34,596	77,651	70,161

Total operating costs and expenses	147,186	168,752	336,293	337,385

Operating loss	$(15,477)	$(17,470)	$(74,251)	$(37,040)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

Revenues by Service—Revenues increased $8.5 million, or 6%, from $142.8 million in the three months ended September 30, 2002 to $151.3 million in the three months ended September 30, 2003. Revenues from Network Services increased by $4.6 million, or 6%, from $76.4 million in the three months ended September 30, 2002 to $81.0 million in the three months ended September 30, 2003. This increase is primarily the result of increased demand for our Infolan IP products and clients who were previously on the AUCS platform that transitioned to the Infonet platform. Revenues from Consulting, Integration and Provisioning Services increased by $7.4 million, or 15%, from $48.1 million in the three months ended September 30, 2002 to $55.4 million in the three months ended September 30, 2003. This increase is primarily attributable to an increase in our global connect services. Revenues from Applications Services increased by $7.9 million, or 277%, from $2.9 million in the three months ended September 30, 2002 to $10.8 million in the three months ended September 30, 2003 as clients previously on the AUCS platform transitioned to the Infonet platform. These aggregate increases of $19.9 million were offset by a decrease of $11.4 million in revenues from Other Communications Services. The decrease in Other Communications Services is primarily due to an $8.7 million decrease in outsourcing services revenues as discussed below.

Outsourcing services revenues decreased 100% from $11.1 million in the three months ended September 30, 2002 to $0 in the three months ended September 30, 2003. This decrease is the result of the termination of the AUCS services agreement and clients previously on the AUCS platform transitioning to our services on The World Network. With the termination of the AUCS services agreement on October 1, 2002, we no longer receive outsourcing services revenues. Of the $11.1 million decrease in outsourcing services revenues, $8.7 million was in Other Communications Services and $2.4 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of the decrease in outsourcing services revenues, revenues increased $19.6 million, or 15%, from $131.7 million in the three months ended September 30, 2002 to $151.3 million in the three months ended September 30, 2003. The increase is attributable to Consulting, Integration and Provisioning Services, which increased $9.8 million, or 21%, from $45.6 million in the three months ended September 30, 2002 to $55.4 million in the three months ended September 30, 2003. The increase in Consulting, Integration and Provisioning Services is primarily attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Additionally, Applications Services increased by $7.9 million, or 277%, from $2.9 million in the three months ended September 30, 2002 to $10.8 million in the three months ended September 30, 2003. The growth included call center services revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Network Services increased $4.6 million, or 6%, from $76.4 million in the three months ended September 30, 2002 to $81.0 million in the three months ended September 30, 2003. Intranet services, the largest component of Network Services revenues, increased $3.2 million, or 5%, from $62.2 million in the three months ended September 30, 2002 to $65.4 million in the three months ended September 30, 2003. The increase in Network Services is offset by the price erosion we experience as existing clients transition to our more cost effective solutions. Other Communications Services, excluding outsourcing services, decreased by $2.7 million, or 40%, from $6.8 million in the three months ended September 30, 2002 to $4.1 million in the three months ended September 30, 2003 as clients migrate to more advanced, non X.25 based transport services.

Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of price erosion. We have enacted initiatives to reduce the costs of our Consulting, Integration and Provisioning Services revenues, and thereby increase our margin on these services. However, should Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and, if we are unsuccessful in improving our margins on these services, our future operating results could be materially and adversely affected. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from Consulting, Integration and Provisioning Services and Applications Services. Our long-term future growth, if any, as we add new services designed to better serve our clients, will come primarily from Network Services and Applications Services.

Revenues by Distribution Channel—Revenues from our country representatives increased $17.6 million, or 15%, from $115.6 million in the three months ended September 30, 2002 to $133.2 million in the three months ended September 30, 2003. The number of our country representatives increased from 57 as of September 30, 2002 to 58 as of September 30, 2003. The number of our country representative clients decreased from 1,649 as of September 30, 2002 to 1,598 as of September 30, 2003. Excluding outsourcing services clients, country representative clients decreased by 14, from 1,612 as of September 30, 2002 to 1,598 as of September 30, 2003. This net change reflects a decrease of 170 country representative clients, offset by the addition of 156 clients previously on the AUCS platform that have transitioned to the Infonet platform. These transitioned clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing clients transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues, revenues from country representatives increased by $18.6 million, or 16%, from $114.6 million in the three months ended September 30, 2002 to $133.2 million in the three months ended September 30, 2003. This growth included revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform and from a major U.S. client.

Revenues from our alternate sales channels decreased $9.2 million, or 34%, from $27.2 million in the three months ended September 30, 2002 to $18.1 million in the three months ended September 30, 2003, as a result of a decline in our alternate sales channel partners’ clients from 448 clients as of September 30, 2002 to 348 clients as of September 30, 2003. The decline includes the effect of a decline of 176 outsourcing services clients (156 of whom transitioned to Infonet services). Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels increased $1.0 million, or 6%, from $17.1 million in the three months ended September 30, 2002 to $18.1 million in the three months ended September 30, 2003. The net increase is primarily due to the impact of an increased number of clients, partially offset by declining revenue from a major reseller.

Revenues by Region—Revenues billed in the Americas increased $9.2 million, or 28%, from $32.5 million in the three months ended September 30, 2002 to $41.6 million in the three months ended September 30, 2003 due primarily to increased revenues from a major U.S. client. Revenues billed in the EMEA region decreased $0.1 million, or 0%, from $87.6 million in the three months ended September 30, 2002 to $87.5 million in the three months ended September 30, 2003. This decrease is the result of an increase in revenues related to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform, offset by an $11.1 million decrease in outsourcing services revenues. Excluding outsourcing services revenues, revenues in the EMEA region increased by $11.0 million, or 14%, from $76.5 million in the three months ended September 30, 2002 to $87.5 million in the three months ended September 30, 2003. Revenues billed in the Asia Pacific region decreased by $0.6 million, or 3%, from $22.7 million in the three months ended September 30, 2002 to $22.1 million in the three months ended September 30, 2003 due to unfavorable economic conditions in the region.

Expenses

Communication services costs increased $1.0 million, or 4%, from $24.6 million in the three months ended September 30, 2002 to $25.6 million in the three months ended September 30, 2003. Communication services costs related to outsourcing services decreased 100% from $6.0 million in the three months ended September 30, 2002 to $0 in the three months ended September 30, 2003. This decrease is related to the elimination of outsourcing services revenues with the termination of the AUCS services agreement. Communication services costs, excluding outsourcing services, increased $7.0 million, or 38%, from $18.6 million in the three months ended September 30, 2002 to $25.6 million in the three months ended September 30, 2003. The increase is primarily related to an increase in revenues and changes in the mix of product revenues during the quarter. Communication services costs as a percentage of total revenues (excluding outsourcing services) were 14% and 17% in the three months ended September 30, 2002 and 2003, respectively.

Integration and provisioning costs increased $12.0 million, or 30%, from $40.1 million in the three months ended September 30, 2002 to $52.1 million in the three months ended September 30, 2003. Integration and provisioning costs related to outsourcing services decreased 100% from $2.2 million in the three months ended September 30, 2002 to $0 in the three months ended September 30, 2003. This decrease is related to the elimination of outsourcing services revenues. Integration and provisioning costs, excluding outsourcing services, increased $14.2 million, or 38%, from $37.9 million in the three months ended September 30, 2002 to $52.1 million in the three months ended September 30, 2003. The increase is primarily related to an increase in revenues and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues (excluding outsourcing services) were 29% and 34% in the three months ended September 30, 2002 and 2003, respectively.

Bandwidth and related costs were $26.0 million in the three months ended September 30, 2002 and 2003. Lease expense, the largest component of bandwidth and related costs, decreased $0.1 million, or 1%, from $19.2 million in the three months ended September 30, 2002 to $19.1 million in the three months ended September 30, 2003. Amortization of purchased bandwidth increased $0.2 million, from $6.8 million in the three months ended September 30, 2002 to $7.0 million in the three months ended September 30, 2003.

Network operations expense increased $3.0 million, or 11%, from $27.4 million in the three months ended September 30, 2002 to $30.4 million in the three months ended September 30, 2003. This increase is primarily due to an approximate $2.3 million increase associated with the support of clients previously on the AUCS platform that have transitioned to the Infonet platform. Depreciation expense related to network equipment decreased by $0.5 million over the prior year period. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses decreased $2.7 million, or 7%, from $37.3 million in the three months ended September 30, 2002 to $34.6 million in the three months ended September 30, 2003. The three months ended September 30, 2002 included a $2.2 million bad debt expense related to the bankruptcies of several of our resellers. Excluding the bad debt expense, selling, general and administrative expenses decreased $0.5 million, or 1%, from $35.1 million in the three months ended September 30, 2002 to $34.6 million in the three months ended September 30, 2003. Sales and marketing personnel-related expenses decreased $0.6 million, or 3%, from $19.8 million to $19.2 million in the three months ended September 30, 2002 and 2003, respectively.

Operating Loss increased $4.9 million, or 39%, from a loss of $12.6 million in the three months ended September 30, 2002 to a loss of $17.5 million in the three months ended September 30, 2003 due to the factors described above.

Total Other Income (Expense), net increased $0.4 million, or 76%, from $0.6 million in the three months ended September 30, 2002 to $1.0 million in the three months ended September 30, 2003. The net increase is primarily related to a decrease in interest expense of $2.0 million, or 91%, from $2.2 million to $0.2 million in the three months ended September 30, 2003 due to debt repayment, partially offset by a decrease in interest income of $1.4 million, or 40%, from $3.6 million to $2.2 million due to lower cash balances as funds were used for capital expenditures and debt repayment during the last half of fiscal year 2003.

Provision for Income Taxes increased from a benefit of $6.0 million in the three months ended September 30, 2002 to an expense of $0.7 million in the three months ended September 30, 2003 primarily because we were unable to recognize any domestic income tax benefits on losses incurred during the three months ended September 30, 2003. The decision to cease recording domestic income tax benefits is discussed more fully under “Critical Accounting Policies” above.

Net Loss increased from a loss of $6.2 million in the three months ended September 30, 2002 to a loss of $17.2 million in the three months ended September 30, 2003 due to the factors described above.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

Revenues

Revenues by Service—Revenues increased $10.2 million, or 4%, from $290.1 million in the six months ended September 30, 2002 to $300.3 million in the six months ended September 30, 2003. Revenues from Network Services increased by $8.5 million, or 5%, from $155.7 million in the six months ended September 30, 2002 to $164.2 million in the six months ended September 30, 2003. This increase is primarily the result of increased demand for our Infolan IP products and clients who were previously on the AUCS platform that transitioned to the Infonet platform. Revenues from Consulting, Integration and Provisioning Services increased by $14.1 million, or 15%, from $94.1 million in the six months ended September 30, 2002 to $108.2 million in the six months ended September 30, 2003. This increase is primarily attributable to an increase in our global connect services. Revenues from Applications Services increased by $15.0 million, or 311%, from $4.8 million in the six months ended September 30, 2002 to $19.8 million in the six months ended September 30, 2003 as clients previously on the AUCS platform transitioned to the Infonet platform. These aggregate increases of $37.7 million were offset by a decrease of $27.4 million in revenues from Other Communications Services. The decrease in Other Communications Services is primarily due to a $21.4 million decrease in outsourcing services revenues as discussed below.

Outsourcing services revenues decreased 100% from $28.1 million in the six months ended September 30, 2002 to $0 in the six months ended September 30, 2003. This decrease is the result of the termination of the AUCS services agreement and clients previously on the AUCS platform transitioning to our services on The World Network. With the termination of the AUCS services agreement on October 1, 2002, we will no longer receive outsourcing services revenues. Of the $28.1 million decrease in outsourcing services revenues, $21.4 million was in Other Communications Services and $6.7 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of the decrease in outsourcing services revenues, revenues increased $38.3 million, or 15%, from $262.0 million in the six months ended September 30, 2002 to $300.3 million in the six months ended September 30, 2003. Consulting, Integration and Provisioning Services increased $20.8 million, or 24%, from $87.4 million in the six months ended September 30, 2002 to $108.2 million in the six months ended September 30, 2003, excluding outsourcing services. The increase in Consulting, Integration and Provisioning Services is primarily attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Applications Services increased by $15.0 million, or 311%, from $4.8 million in the six months ended September 30, 2002 to $19.8 million in the six months ended September 30, 2003. The growth included call center services revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Network Services increased $8.5 million, or 5%, from $155.7 million in the six months ended September 30, 2002 to $164.2 million in the six months ended September 30, 2003. Intranet services, the largest component of Network Services revenues, increased $6.0 million, or 5%, from $125.7 million in the six months ended September 30, 2002 to $131.6 million in the six months ended September 30, 2003. The increase in Network Services is offset by the price erosion we experience as existing clients transition to our more cost effective solutions. Other Communications Services, excluding outsourcing services, decreased by $6.0 million, or 43%, from $14.1 million in the six months ended September 30, 2002 to

$8.1 million in the six months ended September 30, 2003 as clients migrate to more advanced, non X.25 based transport services.

Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of price erosion. We have enacted initiatives to reduce the costs of our Consulting, Integration and Provisioning Services revenues, and thereby increase our margin on these services. However, should Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and, if we are unsuccessful in improving our margins on these services, our future operating results could be materially and adversely affected. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from Consulting, Integration and Provisioning Services and Applications Services. Our long-term future growth, if any, as we add new services designed to better serve our clients, will come primarily from Network Services and Applications Services.

Revenues by Distribution Channel—Revenues from our country representatives increased $36.0 million, or 16%, from $229.5 million in the six months ended September 30, 2002 to $265.5 million in the six months ended September 30, 2003. The number of our country representatives increased from 57 as of September 30, 2002 to 58 as of September 30, 2003. The number of our country representative clients decreased from 1,649 as of September 30, 2002 to 1,598 as of September 30, 2003. Excluding outsourcing services clients, country representative clients decreased by 14, from 1,612 as of September 30, 2002 to 1,598 as of September 30, 2003. This net change reflects a decrease of 170 country representative clients, offset by the addition of 156 clients previously on the AUCS platform that have transitioned to the Infonet platform. These transitioned clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing clients transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues, revenues from country representatives increased by $38.6 million, or 17%, from $226.9 million in the six months ended September 30, 2002 to $265.5 million in the six months ended September 30, 2003. This growth included revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform and from a major U.S. client.

Revenues from our alternate sales channels decreased $25.8 million, or 43%, from $60.6 million in the six months ended September 30, 2002 to $34.8 million in the six months ended September 30, 2003, primarily as a result of a decline in our alternate sales channel partners’ clients from 448 clients as of September 30, 2002 to 348 clients as of September 30, 2003. The decline in alternate sales channel partners’ clients includes a decline of 176 outsourcing services clients (156 of whom transitioned to Infonet services). Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels decreased $0.3 million, or 1%, from $35.2 million in the six months ended September 30, 2002 to $34.8 million in the six months ended September 30, 2003. The decrease is primarily attributable to price erosion and the financial challenges faced by some of our major alternate sales channels that are telecommunication carriers. The net decrease is also related to declining revenue from a major reseller, partially offset by an increased number of clients.

Revenues by Region—Revenues billed in the Americas increased $16.5 million, or 25%, from $66.2 million in the six months ended September 30, 2002 to $82.7 million in the six months ended September 30, 2003 due primarily to increased revenues from a major U.S. client. Revenues billed in the EMEA region decreased $3.2 million, or 2%, from $177.6 million in the six months ended September 30, 2002 to $174.4 million in the six months ended September 30, 2003. This decrease is the result of a $28.1 million decrease in outsourcing services revenues, offset by an increase in revenues related to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform. Excluding outsourcing services revenues, revenues in the EMEA region increased by $24.9 million, or 17%, from $149.5 million in the six months ended September

30, 2002 to $174.4 million in the six months ended September 30, 2003. Revenues billed in the Asia Pacific region decreased by $3.1 million, or 7%, from $46.3 million in the six months ended September 30, 2002 to $43.2 million in the six months ended September 30, 2003 as a result of unfavorable economic conditions in the region.

Expenses

Communication services costs decreased $6.7 million, or 12%, from $53.8 million in the six months ended September 30, 2002 to $47.1 million in the six months ended September 30, 2003. Communication services costs related to outsourcing services decreased 100% from $15.1 million in the six months ended September 30, 2002 to $0 in the six months ended September 30, 2003. This decrease is related to the elimination of outsourcing services revenues with the termination of the AUCS services agreement. Communication services costs, excluding outsourcing services, increased $8.4 million, or 22%, from $38.7 million in the six months ended September 30, 2002 to $47.1 million in the six months ended September 30, 2003. The increase is primarily related to an increase in revenues. Communication services costs as a percentage of total revenues (excluding outsourcing services) were 15% and 16% in the six months ended September 30, 2002 and 2003, respectively.

Integration and provisioning costs increased $27.1 million, or 34%, from $79.2 million in the six months ended September 30, 2002 to $106.3 million in the six months ended September 30, 2003. Integration and provisioning costs related to outsourcing services decreased 100% from $6.0 million in the six months ended September 30, 2002 to $0 in the six months ended September 30, 2003. This decrease is related to the decrease in outsourcing services revenues. Integration and provisioning costs, excluding outsourcing services, increased $33.0 million, or 45%, from $73.2 million in the six months ended September 30, 2002 to $106.3 million in the six months ended September 30, 2003. The increase is primarily related to an increase in revenues and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues (excluding outsourcing services) were 28% and 35% in the six months ended September 30, 2002 and 2003, respectively.

Bandwidth and related costs decreased $40.2 million, or 43%, from $92.9 million in the six months ended September 30, 2002 to $52.7 million in the six months ended September 30, 2003. The six months ended September 30, 2002 included a charge of $40.8 million related to the write-off of the net book value of purchased bandwidth from a bankrupt network service provider and its affiliates. Excluding the write-off, bandwidth and related costs increased by $0.6 million from $52.1 million in the six months ended September 30, 2002 to $52.7 million in the six months ended September 30, 2003. Lease expense, the largest component of bandwidth and related costs, increased $1.5 million, or 4%, from $37.3 million in the six months ended September 30, 2002 to $38.8 million in the six months ended September 30, 2003. Amortization of purchased bandwidth decreased $0.9 million, from $14.9 million in the six months ended September 30, 2002 to $14.0 million in the six months ended September 30, 2003.

Network operations expense increased $7.3 million, or 14%, from $53.7 million in the six months ended September 30, 2002 to $61.1 million in the six months ended September 30, 2003. This increase is primarily due to an approximate $4.7 million increase associated with the support of clients previously on the AUCS platform that have transitioned to the Infonet platform. Depreciation expense related to network equipment increased by $0.2 million over the prior year period. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses decreased $7.5 million, or 10%, from $77.7 million in the six months ended September 30, 2002 to $70.2 million in the six months ended September 30, 2003. The six months ended September 30, 2002 included a $6.7 million bad debt expense related to the bankruptcy of several of our resellers. Excluding the bad debt expense, selling, general and administrative expenses decreased $0.8 million, or 1%, from $71.0 million in the six months ended September 30, 2002 to $70.2 million in the six months ended September 30, 2003. Stock-related compensation charges decreased $0.8 million, or 14%, from $5.6 million to $4.8 million in the six months ended September 30, 2002 and 2003, respectively.

Operating Loss decreased $30.2 million, or 45%, from a loss of $67.2 million in the six months ended September 30, 2002 to a loss of $37.0 million in the six months ended September 30, 2003. Excluding the write-off of communication lines of $40.8 million and the bad debt expense of $6.7 million, operating loss increased $17.3 million from $19.8 million in the six months ended September 30, 2002 to $37.0 million in the six months ended September 30, 2003 due to the factors described above.

Total Other Income (Expense), net decreased $4.3 million, or 76%, from $5.7 million in the six months ended September 30, 2002 to $1.4 million in the six months ended September 30, 2003. Other income, net decreased by $4.2 million primarily because the six months ended September 30, 2002 included a $1.3 million foreign currency exchange gain compared to a $1.1 million foreign currency exchange loss for the six months ended September 30, 2003. The six months ended September 30, 2002 included gains on sales of marketable securities and other assets of $1.6 million compared to losses of $0.6 million in the six months ended September 30, 2003.

Provision for Income Taxes increased from a benefit of $19.2 million in the six months ended September 30, 2002 to an expense of $1.3 million in the six months ended September 30, 2003 primarily because we were unable to recognize any domestic income tax benefits on losses incurred during the six months ended September 30, 2003. The decision to cease recording domestic income tax benefits is discussed more fully under “Critical Accounting Policies” above.

Net Loss decreased from a loss of $42.6 million in the six months ended September 30, 2002 to a loss of $37.0 million in the six months ended September 30, 2003 due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities during the six months ended September 30, 2003 was $17.2 million compared to $33.6 million during the six months ended September 30, 2002. This change was primarily the result of the change in accounts receivable, net which provided a source of cash of $28.5 million in the six months ended September 30, 2002 compared to $8.6 million in the six months ended September 30, 2003. The decrease in accounts payable of $11.2 million, the decrease in deferred income taxes of $20.1 million and the increase in network communications of $12.0 million were offset by a write-off of communications lines of $40.8 million in the six months ended September 30, 2002. Net cash used in investing activities for the six months ended September 30, 2003 was $44.1 million compared to net cash provided by investing activities of $15.2 million during the six months ended September 30, 2002. This fluctuation was primarily due to a $38.1 million decrease in the maturities of securities available-for-sale. Purchases of securities available-for-sale decreased $34.6 million and proceeds from sales of securities available-for-sale decreased $49.7 million. Cash used in financing activities for the six months ended September 30, 2003 was $5.1 million compared to $12.0 million for the six months ended September 30, 2002. This fluctuation was primarily the result of $6.4 million in repayments of long-term obligations in the six months ended September 30, 2002.

In November 2001, our Board of Directors authorized the expenditure of up to $100 million over a two-year period to repurchase shares of our common stock. From the inception of the program through September 30, 2003, we had spent approximately $19.2 million to purchase approximately 10.1 million shares at an average price of $1.90 per share.

As of September 30, 2003, we had cash and cash equivalents of $116.5 million, short-term investments of $286.6 million, working capital of $417.8 million and total assets of $1,061.8 million. This compares to cash and cash equivalents of $146.7 million, short-term investments of $282.2 million, working capital of $447.4 million and total assets of $1,094.7 million as of March 31, 2003.

There were no material changes to our commitments as reported on our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for fiscal year 2004 to approximate $70.0 million. In the six months ended September 30, 2003, we have used cash and cash equivalents of $32.7 million for capital expenditures. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”, which became effective for us on April 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the fiscal periods ending after December 15, 2003. Adoption of this interpretation is not expected to have a material effect on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease”. EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases”. The guidance in EITF Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue No. 01-08 is effective for arrangements entered into or modified during fiscal periods beginning after May 28, 2003. The adoption of EITF Issue No. 01-08 did not have a material effect on our consolidated financial position or results of operations.

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

Our exposure to exchange rate fluctuations historically arose primarily from outsourcing services and assignment agreements with AUCS, which were denominated in euros, as well as operating costs associated with such agreements. The revenues and the related costs resulted in a net euro exposure of the gross profit, which was equal to approximately 20% of revenues. The euro-denominated gross profit offset by other euro-denominated operating costs generally resulted in a natural hedge. However, the timing of settlement of euro-denominated accounts receivables and payables subjected us to exchange rate risk on settlement of the receivables and payables. With the termination of the outsourcing services and assignment agreements with AUCS, the euro-denominated gross profit no longer serves as a natural hedge against other euro-denominated operating costs. If the euro had experienced a hypothetical ten-percent weakening or strengthening against the U.S. dollar, our operating expenses would have decreased or increased, respectively, by approximately $1.6 million during the three months ended September 30, 2003. We currently have a plan in place to restore our historical natural hedge over time.

As of September 30, 2003, we were primarily exposed to the following currencies: the euro, the British pound and the Australian dollar. Based upon a hypothetical ten-percent weakening or strengthening of the U.S. dollar across all currencies, the potential gains or losses in future earnings due to foreign currency exposures would have been approximately $1.2 million as of that date.

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

As of September 30, 2003 we had no material long-term debt exposure.

The carrying amount, principal maturity and estimated fair value of our investment portfolio as of September 30, 2003 is as follows (in thousands):

	Carrying Amount	Maturity						Fair Value
	2003	2004	2005	2006	2007	2008	Thereafter
Investments
Cash equivalents	$92,708	$—	$—	$—	$—	$—	$—	$92,708
Weighted average interest rate	1.05%	—	—	—	—	—	—	—
Short-term investments	$286,595	$54,456	$90,474	$85,000	$15,092	$11,972	$29,601	$286,595
Weighted average interest rate	2.52%	1.06%	2.06%	2.89%	3.56%	4.10%	4.39%

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

Related party transactions for the periods presented comprise the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Revenues: (From services sold to the following related parties)
AUCS Communications Services–N.V. (The Netherlands)	$7,052	$—	$14,030	$—
Infonet Telecom AS (Norway)	2,149	1,859	3,738	3,585
Infonet Thailand Ltd. (Thailand)	47	114	85	156
KDDI Corporation (Japan)	8,939	9,407	17,397	17,970
KPN Telecom B.V. (The Netherlands)	13,964	17,448	27,942	34,192
Swisscom AG (Switzerland)	9,688	9,878	19,738	19,831
Telefonica International Holdings B.V. (Spain)	2,432	2,053	4,793	4,334
TeliaSonera A.B. (Sweden)	8,405	12,668	17,128	25,659
Telstra Corporation Limited (Australia)	6,296	6,385	12,834	12,264

Operating Costs and Expenses: (Includes procurement of the following services from the related parties)

Communication Services Costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$6,006	$—	$15,076	$—
Infonet Telecom AS (Norway)	285	459	639	749
Infonet Thailand Ltd. (Thailand)	614	68	648	104
KDDI Corporation (Japan)	2,594	2,631	5,177	5,665
KPN Telecom B.V. (The Netherlands)	2,194	5,007	4,446	9,066
Swisscom AG (Switzerland)	1,944	2,134	3,682	3,882
Telefonica International Holdings B.V. (Spain)	478	650	1,155	1,327
TeliaSonera A.B. (Sweden)	1,035	3,691	1,928	6,747
Telstra Corporation Limited (Australia)	1,761	1,612	3,733	3,069

Integration and Provisioning Costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$2,203	$—	$5,959	$—
Infonet Telecom AS (Norway)	411	535	813	1,076
Infonet Thailand Ltd. (Thailand)	122	291	380	1,157
KDDI Corporation (Japan)	1,759	2,602	3,396	4,107
KPN Telecom B.V. (The Netherlands)	1,984	4,002	3,301	7,464
Swisscom AG (Switzerland)	2,942	3,624	5,299	7,059
Telefonica International Holdings B.V. (Spain)	917	1,342	1,196	2,668
TeliaSonera A.B. (Sweden)	1,999	2,608	3,647	5,128
Telstra Corporation Limited (Australia)	1,329	1,754	2,287	3,299

Bandwidth and Related Costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—	$—
Infonet Telecom AS (Norway)	—	35	87	35
Infonet Thailand Ltd. (Thailand)	224	181	423	321
KDDI Corporation (Japan)	586	407	1,154	743
KPN Telecom B.V. (The Netherlands)	669	440	2,700	1,024
Swisscom AG (Switzerland)	271	550	597	958
Telefonica International Holdings B.V. (Spain)	7	304	179	438
TeliaSonera A.B. (Sweden)	756	852	1,401	1,654
Telstra Corporation Limited (Australia)	(21)	34	58	34

Network Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—	$—
Infonet Telecom AS (Norway)	—	—	—	—
Infonet Thailand Ltd. (Thailand)	—	—	—	—
KDDI Corporation (Japan)	238	69	478	136
KPN Telecom B.V. (The Netherlands)	—	—	—	—
Swisscom AG (Switzerland)	—	—	—	—
Telefonica International Holdings B.V. (Spain)	—	—	—	—
TeliaSonera A.B. (Sweden)	—	—	—	—
Telstra Corporation Limited (Australia)	—	—	—	—

Approximately $37.7 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization related to such purchased bandwidth as of September 30, 2003 was approximately $16.1 million.

Related party balances as of September 30, 2003 comprise the following (in thousands):

Accounts receivable, net	$37,872
Accounts payable	4,242
Network communications	6,338

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2003, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date we completed our evaluation.

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

The Consolidated Class Action Complaint alleges that defendants made misrepresentations and omissions regarding the AUCS channel in our Form S-1 registration statement and the accompanying prospectus for our initial public offering of Class B common stock and in other statements and reports during the class period. The plaintiffs assert counts against us and our officers and directors for violations of Sections 11, 12 and 15 of the Securities Act of 1933 and violations of Section 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs have requested a judgment determining that the lawsuit is a proper class action, awarding compensatory damages and/or rescission, awarding costs of the lawsuit and awarding such other relief as the court may deem just and proper. All of the defendants filed motions to dismiss the Consolidated Class Action Complaint. On August 12, 2003, the Court ruled on the motions to dismiss, dismissing the underwriters and Class A stockholders without leave to amend, and dismissing us and our officers and directors with leave to file an amended complaint. Plaintiffs filed an Amended Consolidated Class Action Complaint on October 3, 2003, to which defendants plan to respond.

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

On June 30, 2003, the parties entered into a Stipulation of Settlement of the Derivative Actions, which was preliminarily approved by the Court on July 28, 2003 in an order directing Infonet to mail notice of the terms of the settlement to its stockholders by August 31, 2003. We do not expect that we will be required to make any significant payment in connection with the implementation of the settlement agreement. A hearing on the final approval of the settlement of the Derivative Actions was held on October 29, 2003, and the Court is expected to rule on the approval of the settlement at a hearing on November 20, 2003.

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

We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

•	the repayment of long-term debt under our credit facility of approximately $60.0 million;

•	the repayment of long-term building mortgage indebtedness of approximately $25.5 million;

•	the purchase of assets that were under operating leases for approximately $7.0 million;

•	expansion of our network infrastructure, including purchased bandwidth and continued deployment of our ATM-based network, for approximately $509.0 million;

•	the purchase of an office building to accommodate our future growth for approximately $25.3 million;

•	the repurchase of shares of our Class B common stock for approximately $19.2 million;

•	to fund working capital needs of approximately $45.2 million; and

•	for general corporate purposes of approximately $42.7 million.

Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in investment grade marketable securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on August 19, 2003. At the Annual Meeting, our stockholders elected eleven directors to our Board of Directors and approved the other proposals as more fully described below. At our Annual Meeting, there were present in person or by proxy 1,912,027,111 votes, representing 99.77% of the total outstanding eligible votes, including 297,993,531 votes of our Class B common shares, representing 98.56% of the outstanding eligible Class B common votes. The proposals considered at the Annual Meeting were voted on as follows:

1.    The following directors were elected for terms of office expiring in 2004:

Directors elected by holders of Class A common shares and Class B common shares, voting together	Class A Votes In Favor	Class B Votes In Favor	Withheld
Jose A. Collazo	1,614,033,580	295,140,166	2,853,365
John Allerton	1,614,033,580	297,363,233	630,298
Bruce A. Beda	1,614,033,580	296,098,639	1,894,892
Eric M. de Jong	1,614,033,580	297,369,624	623,907
Per-Eric Fylking	1,614,033,580	295,333,863	2,659,668
Peter G. Hanelt	1,614,033,580	296,097,962	1,895,569
Yuzo Mori	1,614,033,580	297,360,275	633,256
Hanspeter Quadri	1,614,033,580	290,395,051	7,598,480
Jose Manuel Santero	1,614,033,580	297,365,794	627,737

Directors elected by holders of Class B common shares, voting as a single class	Class B Votes In Favor	Withheld
Timothy P. Hartman	295,340,665	2,652,866
Matthew J. O’Rourke	297,368,409	625,122

2.    A proposal to adopt an amendment and restatement of the Infonet Services Corporation 2000 Employee Stock Purchase Plan to, among other things, increase the number of Class B common shares reserved for issuance under the plan from 2,000,000 to 4,000,000 was approved by the holders of Class A common shares and Class B common shares, voting together. The proposal received 1,871,521,407 votes in favor and 1,403,270 votes against. There were 75,478 abstentions and 39,026,956 broker non-votes.

3.    A proposal to adopt the 2003 Infonet Services Corporation Incentive Award Plan was approved by the holders of Class A common shares and Class B common shares, voting together. The proposal received 1,865,060,831 votes in favor and 7,824,399 votes against. There were 114,925 abstentions and 39,026,956 broker non-votes.

4.    A proposal to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year 2004 was approved by the holders of Class A common shares and Class B common shares, voting together. The proposal received 1,910,368,144 votes in favor and 1,594,609 votes against, with 64,358 votes abstaining. Because brokers and other nominees held discretionary authority to vote on this proposal, no broker-non votes resulted for this proposal.

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

INFONET SERVICES CORPORATION

By:	/s/ AKBAR H. FIRDOSY
Akbar H. Firdosy Chief Financial Officer (Duly Authorized Officer)

Date:	November 10, 2003

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

9.1	Form of Amended and Restated Stockholders Agreement(1)

10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(2)

10.1(b)	Form of Incentive Stock Option Award Agreement(2)

10.1(c)	Form of Stock Option Award Agreement(2)

10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(3)

10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(3)

10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(4)

10.3

Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002); Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002)(5)

10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)

10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)

10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(6)

10.8	Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001(7)

10.10	Standard Infonet Services Agreement(1)

10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(7)

10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(8)

10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)

10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)

10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(3)

10.18(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees(5)

10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of January 1, 2004)(13)

10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(7)

10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(10)

10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(11)

10.27	AUCS Termination and Transition Agreement, dated as of September 30, 2002(5)

10.28	Incentive Payment Agreement, dated as of March 14, 2003(12)

10.29	Infonet Services Corporation 2003 Incentive Award Plan(13)

Number	Description

10.29(a)	Infonet Services Corporation 2003 Incentive Award Plan Incentive Stock Option Award Agreement for Officers and Senior Employees

10.29(b)	Infonet Services Corporation 2003 Incentive Award Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees

10.30	Form of Indemnification Agreement of Directors*

10.31	Form of Indemnification Agreement for Senior Executives#

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer required under 18 U.S.C §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Agreements have been executed by Infonet Services Corporation and each of John Allerton, Bruce Beda, Jose Collazo, Eric de Jong, Per-Eric Fylking, Peter Hanelt, Timothy Hartman, Yuzo Mori, Matthew O’Rourke, Hanspeter Quadri, and Jose Manuel Santero.
#	Agreements have been executed by Infonet Services Corporation and each of Akbar Firdosy, Paul Galleberg, John Hoffman, Peter Sweers, Michael Timmins and Thomas Whidden.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (N0. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002.
(7)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended June 30, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to the Registrant’s Annual Report Form 10-K for the period ended March 31, 2001.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2003.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2003 Annual Stockholders Meeting filed with the Commission on July 7, 2003.