Form 10-Q
period 2003-12-26
INFONET SERVICES CORP
filed 2004-02-09
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2003

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

As of February 4, 2004, the registrant had the following number of shares outstanding:

Class A common stock: 161,403,358

Class B common stock: 301,473,292

INFONET SERVICES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 26, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except per Share Amounts)

	March 31, 2003	December 31, 2003
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$146,730	$139,189
Short-term investments	282,249	271,494
Accounts receivable, net	139,981	140,151
Deferred income taxes	1,266	1,528
Prepaid expenses	24,243	21,370
Other current assets	22,576	24,835

Total current assets	617,045	598,567
Property, Equipment And Communication Lines, Net	423,524	409,226
Intangible And Other Assets, Net	54,158	58,360

Total Assets	$1,094,727	$1,066,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$2,151	$1,465
Accounts payable	41,103	38,130
Network communications	26,812	39,927
Accrued salaries and related benefits	24,914	20,574
Income taxes payable	9,894	9,437
Advance billings	25,837	32,837
Deferred installation revenues	11,493	12,880
Other accrued expenses	27,425	31,684

Total current liabilities	169,629	186,934

Deferred Revenue	17,358	19,602

Deferred Compensation	19,369	21,277

Capital Lease Obligations, Less Current Portion	4,081	3,037

Minority Interest	1,612	1,474

Commitments and Contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share:
400,000 shares authorized; 364,160 shares issued; 161,403 shares outstanding; and 202,757 shares held in treasury	66,078	66,078
Class B common stock $0.01 par value per share:
600,000 shares authorized; 311,577 and 312,356 shares issued as of March 31, 2003 and December 31, 2003; 304,192 and 301,163 shares outstanding as of March 31, 2003 and December 31, 2003; 7,385 and 11,193 shares held in treasury as of March 31, 2003 and December 31, 2003	1,190,002	1,198,956
Treasury stock, at cost, 210,142 and 213,950 shares as of March 31, 2003 and December 31, 2003	(136,017)	(142,655)
Notes receivable from issuance of common stock	(8,736)	(7,274)
Accumulated deficit	(225,753)	(283,255)
Accumulated other comprehensive (loss) income	(2,896)	1,979

Total stockholders’ equity	882,678	833,829

Total Liabilities and Stockholders’ Equity	$1,094,727	$1,066,153

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Services Revenues, Net	$141,588	$151,085	$431,710	$451,430
Management Contract Incentive Fee	56,706	—	56,706	—

Total revenues	198,294	151,085	488,416	451,430

Operating Costs and Expenses:
Communication services costs	23,291	22,736	77,113	69,877
Integration and provisioning costs	44,919	53,313	124,126	159,575
Bandwidth and related costs	28,015	25,743	120,915	78,483
Network operations	33,524	32,336	87,272	93,417
Selling, general and administrative	36,268	40,901	113,919	111,062

Total operating costs and expenses	166,017	175,029	523,345	512,414

Operating Income (Loss)	32,277	(23,944)	(34,929)	(60,984)

Other Income (Expense):
Interest income	3,254	2,147	11,177	6,452
Interest expense	(1,773)	(124)	(6,216)	(452)
Equity in earnings of unconsolidated affiliates	(659)	(925)	(1,641)	(2,472)
Other, net	(1,886)	2,178	1,267	1,104

Total other (expense) income, net	(1,064)	3,276	4,587	4,632

Income (Loss) Before Provision (Credit) For Income Taxes and Minority Interest	31,213	(20,668)	(30,342)	(56,352)
Provision (Credit) For Income Taxes	12,945	(314)	(6,244)	985

Income (Loss) Before Minority Interest	18,268	(20,354)	(24,098)	(57,337)
Minority Interest	39	163	310	165

Net Income (Loss)	18,229	(20,517)	(24,408)	(57,502)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,726	3,927	5,686	6,784
Unrealized gains on securities, net of income tax in 2002	267	(945)	1,095	(1,909)
Unrealized gain (loss) on derivative instruments, net of income tax in 2002	690	—	(1,031)	—

Total other comprehensive income, net	2,683	2,982	5,750	4,875

Comprehensive Income (Loss)	$20,912	$(17,535)	$(18,658)	$(52,627)

Basic and Diluted Earnings (Loss) Per Common Share	$0.04	$(0.04)	$(0.05)	$(0.12)

Basic Weighted Average Number of Common Shares Outstanding	468,240	463,002	469,634	463,926
Diluted Weighted Average Number of Common Shares Outstanding	468,436	463,002	469,634	463,926

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended December 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,408)	$(57,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,503	58,563
Amortization of debt acquisition costs	2,103	—
Equity in earnings of unconsolidated affiliates	1,641	2,472
Write-off of communication lines	40,757	—
Stock-based compensation charge	9,980	8,093
Loss (gain) on disposal of property, equipment and communication lines	335	(545)
Premium amortization on marketable securities	3,883	3,644
Realized gain on marketable securities	(1,648)	(714)
Write-off of note receivable	—	612
Deferred income taxes	(13,236)	(263)
Minority interest	250	164
Changes in operating assets and liabilities:
Accounts receivable, net	24,732	4,332
Prepaid expenses	350	3,520
Other current assets	11,028	1,063
Accounts payable	(19,642)	(2,443)
Network communications	3,839	8,478
Accrued salaries and related benefits	(149)	(5,468)
Income taxes payable	214	(920)
Advance billings	(2,185)	7,002
Other accrued expenses	7,741	5,719
Deferred compensation	449	11
Purchases of trading securities	(9,096)	(9,601)
Proceeds from sales of trading securities	9,058	8,380
Other operating activities	222	(1,808)

Net cash provided by operating activities	103,721	32,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(36,852)	(41,927)
Proceeds from sale of property, equipment and communication lines	164	2,881
Purchases of securities available-for-sale	(297,329)	(227,048)
Proceeds from sales of securities available-for-sale	221,570	189,766
Maturities of securities available-for-sale	96,750	43,198
Investments in unconsolidated affiliates	(9,000)	(4,031)

Net cash used in investing activities	(24,697)	(37,161)

(Table continued on following page)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended December 31,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term obligations	$(88,238)	$—
Repayments of capital lease obligations	(1,912)	(1,730)
Purchases of treasury stock	(8,212)	(6,238)
Net proceeds from issuance of common stock	1,145	752
Distribution to minority interest	—	(302)
Repayments of notes receivable from issuance of common stock	164	231

Net cash used in financing activities	(97,053)	(7,287)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,828	4,118

Net Decrease in Cash and Cash Equivalents	(14,201)	(7,541)
Cash and Cash Equivalents, Beginning of Period	147,180	146,730

Cash and Cash Equivalents, End of Period	$132,979	$139,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,681	$1,969
Interest	$6,167	$466
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$1,326	$5,213
Acquisitions of equipment accrued but not yet paid	$819	$371

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Infonet Services Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 filed with the Securities and Exchange Commission on June 26, 2003. Certain items have been reclassified to conform with the current period presentation. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 2004.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week period ended March 28, 2003 as the year ended March 31, 2003, and the 13- and the 39-week periods ended December 27, 2002 and December 26, 2003 as the three and nine months ended December 31, 2002 and December 31, 2003, respectively.

Note 2. New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations,” which became effective for the Company on April 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company is currently assessing the impact of the adoption of FIN 46R upon its consolidated financial position and results of operations.

In December 2003, the FASB issued a revision of SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“Revised SFAS No. 132”). Revised SFAS No. 132 revises employers’ required disclosures about pension plans and other postretirement benefits. This statement does not change the measurement or recognition of those plans required by existing pronouncements. Instead, revised SFAS No. 132 requires disclosures in addition to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Revised SFAS No. 132 is effective for financial statements for fiscal years ending after December 15, 2003. The adoption of revised SFAS No. 132 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company elected to early adopt SFAS No. 145 for the year ended March 31, 2003. As a result, the extraordinary item related to extinguishment of debt, previously reported for the three and nine months ended December 31, 2002, has been reclassified to other income, net in our consolidated statements of operations and comprehensive income (loss).

Note 3. Stock Incentive Plans

The Company issues stock options and other stock-based awards to employees and directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
	(In thousands, except per share amounts)
Net income (loss), as reported	$18,229	$(20,517)	$(24,408)	$(57,502)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects in 2002	2,535	2,805	9,008	8,093
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2002	(8,379)	(9,198)	(25,967)	(30,846)

Pro forma net income (loss)	$12,385	$(26,910)	$(41,367)	$(80,255)

Income (loss) per share:
Basic and diluted, as reported	$0.04	$(0.04)	$(0.05)	$(0.12)

Basic and diluted, pro forma	$0.03	$(0.06)	$(0.09)	$(0.17)

During May 2003, the Company’s board of directors adopted, subject to stockholder approval, the amended and restated Infonet Services Corporation 2000 Employee Stock Purchase Plan (the “Amended ESPP”) to be effective January 1, 2004. The Amended ESPP was approved by the Company’s stockholders on August 19, 2003. The Amended ESPP, among other things, increases the number of shares of Class B common stock reserved for issuance under the Company’s existing 2000 Employee Stock Purchase Plan from 2,000,000 to 4,000,000.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current period presentation. The Company also has reclassified its expense categories as previously reported for the three and nine months ended December 31, 2002 as follows (in thousands):

	Three Months Ended December 31, 2002
	Country Representative Compensation		Bandwidth and Related Costs		Network Operations	Selling, General and Administrative		Total – New Classifications
Communication services costs	$16,992	(a)	$—		$—	$6,299	(b)	$23,291
Integration and provisioning costs	8,465	(c)	4,310	(d)	(107)	32,251	(e)	44,919
Bandwidth and related costs	—		28,015		—	—		28,015
Network operations	—		—		33,524	—		33,524
Selling, general and administrative	—		—		—	36,268		36,268

Total—Prior Classifications	$25,457		$32,325		$33,417	$74,818		$166,017

	Nine Months Ended December 31, 2002
	Country Representative Compensation		Bandwidth and Related Costs		Network Operations	Selling, General and Administrative		Total —New Classifications
Communication services costs	$64,598	(a)	$—		$—	$12,515	(b)	$77,113
Integration and provisioning costs	28,841	(c)	8,228	(d)	(357)	87,414	(e)	124,126
Bandwidth and related costs	—		120,915		—	—		120,915
Network operations	—		—		87,272	—		87,272
Selling, general and administrative	—		—		—	113,919		113,919

Total—Prior Classifications	$93,439		$129,143		$86,915	$213,848		$523,345

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the nine months ended December 31, 2002, the change in fair market value of cash flow hedges resulted in a pre-tax charge to Other Comprehensive Income (“OCI”) of approximately $1.7 million (approximately $1.0 million, net of tax). In conjunction with the repayment of the indebtedness under the Senior Secured Credit Facility and termination thereof on December 20, 2002, the interest rate swap agreements were terminated. In conjunction with the repayment of the mortgage indebtedness on March 21, 2003, the interest rate swap agreement was terminated.

Note 6. Property, Equipment and Communication Lines

Property, equipment and communication lines consist of the following (in thousands):

	March 31, 2003	December 31, 2003
Communications, computer and related equipment	$286,154	$319,699
Communication lines	302,980	308,349
Land, buildings and leasehold improvements	77,851	74,401
Furniture and other equipment	19,449	20,874

	686,434	723,323
Less accumulated depreciation and amortization	262,910	314,097

Property, equipment and communication lines, net	$423,524	$409,226

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 3 to 25 years.

The Company had purchased bandwidth with a net book value of approximately $40.8 million as of June 30, 2002 from a network service provider and its affiliates, each of which was in bankruptcy proceedings as of June 30, 2002. These service providers subsequently shut down operations and, as a result, the services they were providing for the Company under the purchased bandwidth agreements were disrupted. The Company determined that the service disruption was permanent and concluded to write-off the net book value of the purchased bandwidth at June 30, 2002. This write-off resulted in a charge to the Company’s results of operations

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of approximately $40.8 million which is included in bandwidth and related costs in the consolidated statement of operations and comprehensive loss for the nine months ended December 31, 2002.

During the three months ended December 31, 2003, the Company sold real property with a net book value of approximately $1.2 million for total consideration of approximately $2.6 million, resulting in a gain of approximately $1.4 million. The gain has been included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Note 7. Intangible and Other Assets

Intangible and other assets consist of the following (in thousands):

	March 31, 2003	December 31, 2003
SERP minimum pension liability	$2,030	$2,030
Pension minimum liability	18	18
IDIP assets	6,413	9,531
Deferred installation costs	15,912	18,417
Unconsolidated investments in affiliates	19,364	18,869
Goodwill	1,468	1,468
Intangible assets, net	3,162	2,090
Employee loans and interest receivable	2,026	943
Other	3,765	4,994

Intangible and other assets, net	$54,158	$58,360

For the nine months ended December 31, 2003, no intangibles were acquired, impaired or disposed. Intangibles consisted of the following (in thousands):

	Weighted Average Lives	March 31, 2003			December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Purchased technology	5	$6,600	$(3,520)	$3,080	$6,600	$(4,510)	$2,090
Other	5-20	1,681	(1,599)	82	1,681	(1,681)	—

		$8,281	$(5,119)	$3,162	$8,281	$(6,191)	$2,090

Amortization expense for the nine months ended December 31, 2003 was approximately $1,072,000. At December 31, 2003, estimated future amortization expense is as follows: approximately $330,000 for the remaining three months of fiscal year 2004 and approximately $1,320,000, and $440,000, for fiscal years 2005 and 2006, respectively.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of potential common stock.

At December 31, 2002 and 2003, the types of potential common stock were stock options and stock purchase rights. The inclusion of potential common stock had an antidilutive effect on the reported loss per share for the nine months ended December 31, 2002 and 2003 and the three months ended December 31, 2003, and the dilutive effect of potential common stock had no impact on reported earnings per share for the three months ended December 31, 2002. Consequently, reported basic and diluted earnings per share are the same amount for the three and nine months ended December 31, 2002 and 2003. Options to purchase approximately 26.8 million and approximately 29.6 million shares of common stock were outstanding at December 31, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per share in the periods with reported losses because to do so would have been antidilutive. Options to purchase approximately 25.7 million shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2002 because to do so would have been antidilutive.

Note 9. Income Taxes

In the quarter ended March 31, 2003, the Company recorded a non-cash charge to establish a valuation allowance against its entire net U.S. deferred income tax assets. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” due to the lack of evidence, within the meaning of SFAS No. 109, of the existence of sufficient future taxable income needed to realize the deferred income tax assets. The Company also announced that until appropriate levels of profitability were reached, it would not recognize any domestic income tax benefits in its future results of operations. In the three and nine months ended December 31, 2003 the Company did not record income tax benefits resulting from its U.S. losses. The tax provision that was recorded is comprised of foreign subsidiary income taxes, foreign withholding taxes and state income taxes in jurisdictions that do not permit consolidated tax filings.

At December 31, 2003 the gross amount of the Company’s net deferred income tax assets was $200.1 million. The valuation reserve recorded against those net deferred income tax assets was $198.5 million. The $1.6 million residual is comprised of foreign net deferred income tax assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments. Accordingly, neither assets related to the core network, nor their associated depreciation expense are allocated to the segments.

The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties. Intersegment revenues are not material to any segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Reportable segments:
Revenues:
Direct	$181,482	$134,430	$410,992	$399,932
Alternate	16,812	16,655	77,424	51,498

Total	$198,294	$151,085	$488,416	$451,430

Operating contributions:
Direct	$101,990	$46,623	$192,265	$138,843
Alternate	7,559	7,985	22,957	23,853

Total	$109,549	$54,608	$215,222	$162,696

	December 31,
	2002	2003
Total Assets:
Direct	$117,154	$143,828
Alternate	9,617	15,456

Total	$126,771	$159,284

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Reconciliations:
Operating contribution from reportable segments	$109,549	$54,608	$215,222	$162,696
Core network, overhead and other non-allocable costs	(78,336)	(75,276)	(245,564)	(219,048)

Income (loss) before provision (credit) for income taxes and minority interest	$31,213	$(20,668)	$(30,342)	$(56,352)

	December 31,
	2002	2003
Total assets of reportable segments	$126,771	$159,284
Core network, corporate and other non-allocable assets	1,171,292	906,869

Total assets	$1,298,063	$1,066,153

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Related party transactions for the periods presented comprise the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Revenues: (From services sold to the following related parties)
AUCS Communications Services–N.V. (The Netherlands)	$11	$—	$14,041	$—
Infonet Telecom AS (Norway)	2,236	1,492	5,974	5,077
Infonet Thailand Ltd. (Thailand)	39	43	124	199
KDDI Corporation (Japan)	8,671	7,931	26,068	25,901
KPN Telecom B.V. (The Netherlands)	36,668	16,305	64,610	50,497
Swisscom AG (Switzerland)	28,719	9,472	48,457	29,303
Telefonica International Holdings B.V. (Spain)	2,530	1,894	7,323	6,228
TeliaSonera A.B. (Sweden)	28,802	13,803	45,930	39,462
Telstra Corporation Limited (Australia)	6,179	6,128	19,013	18,392

Operating Costs and Expenses: (Includes procurement of the following services from the related parties)

Communication Services Costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$15,076	$—
Infonet Telecom AS (Norway)	647	370	1,286	1,119
Infonet Thailand Ltd. (Thailand)	33	97	103	201
KDDI Corporation (Japan)	2,571	2,014	7,748	7,679
KPN Telecom B.V. (The Netherlands)	4,322	5,462	8,768	14,528
Swisscom AG (Switzerland)	2,129	1,986	5,811	5,868
Telefonica International Holdings B.V. (Spain)	602	640	1,757	1,967
TeliaSonera A.B. (Sweden)	1,115	3,413	3,043	10,160
Telstra Corporation Limited (Australia)	1,803	1,525	5,536	4,594

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Integration and Provisioning Costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$5,959	$—
Infonet Telecom AS (Norway)	517	443	1,330	1,519
Infonet Thailand Ltd. (Thailand)	440	210	1,398	1,367
KDDI Corporation (Japan)	1,843	2,333	5,239	6,440
KPN Telecom B.V. (The Netherlands)	3,026	1,698	6,327	9,162
Swisscom AG (Switzerland)	2,941	3,092	8,240	10,151
Telefonica International Holdings B.V. (Spain)	782	1,724	1,978	4,392
TeliaSonera A.B. (Sweden)	1,657	3,108	5,304	8,236
Telstra Corporation Limited (Australia)	1,230	4,357	3,517	7,656

Bandwidth and Related Costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—	$—
Infonet Telecom AS (Norway)	(17)	19	70	54
Infonet Thailand Ltd. (Thailand)	255	175	678	496
KDDI Corporation (Japan)	270	441	1,424	1,184
KPN Telecom B.V. (The Netherlands)	543	840	3,243	1,864
Swisscom AG (Switzerland)	221	508	818	1,466
Telefonica International Holdings B.V. (Spain)	205	209	384	647
Teliasonera A.B. (Sweden)	853	477	2,254	2,131
Telstra Corporation Limited (Australia)	—	213	58	247

Network Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—	$—
Infonet Telecom AS (Norway)	—	—	—	—
Infonet Thailand Ltd. (Thailand)	—	—	—	—
KDDI Corporation (Japan)	237	53	715	189
KPN Telecom B.V. (The Netherlands)	—	—	—	—
Swisscom AG (Switzerland)	—	—	—	—
Telefonica International Holdings B.V. (Spain)	—	—	—	—
Teliasonera A.B. (Sweden)	—	—	—	—
Telstra Corporation Limited (Australia)	—	—	—	—

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $51.6 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization related to such purchased bandwidth as of December 31, 2003 was approximately $22.8 million.

Related party balances as of December 31, 2003 comprise the following (in thousands):

Accounts receivable, net	$38,531
Accounts payable	5,609
Network communications	8,227

Note 12. Stockholders’ Equity

The Company’s Board of Directors approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period ended November 2003. These repurchases were made in the open market or privately negotiated transactions and in compliance with the United States Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. For the nine months ended December 31, 2003 the Company repurchased 3,544,068 shares at an aggregate cost of approximately $6.2 million. Over the life of the program, which ended November 19, 2003, the Company repurchased 10,928,668 shares at an aggregate cost of approximately $21.1 million.

Note 13. Commitments and Contingencies

Purchased bandwidth with a net book value of approximately $9.8 million at December 31, 2003, has been purchased from network service providers which filed voluntary petitions for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions on or before December 31, 2003, and which have not yet completed these bankruptcy proceedings.

Information available to the Company as of December 31, 2003 indicates that it is more likely than not that the network services obtained from those providers who had not yet completed their bankruptcy proceedings as of December 31, 2003 will continue to be provided under the original terms of each of the agreements. The Company is of the opinion that the carrying values of the related assets are not impaired. The Company will continue to monitor the situation and will record a charge if events or changes in circumstances indicate that the carrying value of the assets is no longer realizable.

The Company is obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between the Company and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at December 31, 2003 is approximately $23 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that the ultimate outcome of any such known matters would not have a material adverse impact on the Company’s financial statements.

During December 2001 and through February 7, 2002, nine purported class action lawsuits were filed against the Company and various other parties alleging various violations of United States securities laws, and these have subsequently been consolidated into one lawsuit. The Company is in an advanced stage of negotiating

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a settlement of this securities litigation. The settlement proposals have not yet resulted in a written agreement and, if finally agreed to by the parties, will be contingent upon approval by the Court, following notice to the Company’s stockholders who purchased stock during the period covered by this lawsuit. The Company follows the provisions of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated. Based on negotiations to date, the Company has recorded a reserve of $5.0 million during the three months ended December 31, 2003, which represents management’s best estimate of the amount the Company is likely to pay if the settlement is finalized.

Note 14. Management Contract Incentive Fee

On September 30, 1999, the Company entered into various agreements with AUCS Communication Services-N.V. (“AUCS”), Unisource (the then owner of AUCS) and KPN, Swisscom and Telia, each of which is a Class A stockholder of the Company. Among the agreements was a three-year management agreement (the “Management Agreement”), which terminated as scheduled on October 1, 2002.

In order to memorialize the termination of the Management Agreement and related agreements, the Company entered into a termination and transition agreement as of September 30, 2002. The agreement provides for among other things: (i) the provision of certain services by the Company to AUCS and by AUCS to the Company for a limited period of time beginning October 1, 2002 continuing through April 2003, in order to ensure a smooth transition after the termination for the Management Agreement and (ii) the terms of payment of certain fees and costs related to the termination and transition arrangements. The Company also purchased certain network equipment for approximately $1.5 million from AUCS during the three months ended December 31, 2002.

The Management Agreement provided for an incentive fee payment payable upon the termination of the Management Agreement based upon the Company’s achieving certain performance criteria. In accordance with the amount claimed, the Company had received and recognized as revenue an interim payment of Euro 56.0 million (approximately $56.7 million) on December 15, 2002. In March 2003 in accordance with the Incentive Payment Agreement (the “Agreement”), the final incentive fee of Euro 77 million was agreed upon by the parties. In accordance with the Agreement, Euro 16 million (approximately $16.9 million) of the remaining Euro 21 million was recorded as revenue in March 2003, and Euro 5 million was placed in an escrow account for final disposition pending resolution of certain contingencies as required by the terms of Agreement. The unpaid incentive fee of Euro 5 million will be recognized in the amount determined to the collectible, if any, upon resolution of the contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial position and operating results for the third quarter of the fiscal year ending March 31, 2004 updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. You should also read this discussion together with our unaudited consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

Certain reclassifications have been made to the prior year amounts to conform with the current period presentation.

Overview

We provide cross-border managed voice and data communications services to multinational corporations worldwide. We offer our services to our clients directly through country representatives and indirectly through alternate sales channels consisting of major international telecommunications carriers and value-added resellers. We deploy a broad array of fully managed voice and data communications services over our reliable, secure, and high quality global network, which we refer to as The World Network. The World Network is an extensive and versatile network that can be accessed by our clients from over 180 countries.

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

At December 31, 2003, the unadjusted net book value of our deferred income tax assets totaled approximately $200.1 million, which was principally comprised of deferred income taxes related to the intangible asset discussed above of approximately $123.0 million and the benefit associated with domestic income tax losses of approximately $62.5 million. The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of a deferred income tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred income tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred income tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. Based on our estimates of fiscal year 2004 operating performance, we have determined that it is likely that we will incur a cumulative loss for the three-year period that includes fiscal years 2002, 2003 and 2004. We believe this determination represents negative evidence such that SFAS No. 109 requires that we record a valuation allowance related to our deferred income tax assets. Accordingly, we have recorded a valuation allowance of approximately $198.5 million against our entire net domestic deferred income tax assets. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.

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

Our management has discussed these critical accounting estimates and judgments with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this related disclosure.

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

Included in our property, equipment, and communication lines is purchased bandwidth with a net book value of $216.8 million as of December 31, 2003. Purchased bandwidth with a net book value of approximately $9.8 million as of December 31, 2003 was purchased from a company which has filed a voluntary petition for Chapter 11 protection with the United States Bankruptcy Court or made analogous petitions in other jurisdictions and has not completed those proceedings. We refer to these assets as “at-risk purchased bandwidth.” While the company has not completed its bankruptcy proceedings, we believe, based on information available to us, that the bankruptcy proceedings will not affect our purchased bandwidth, and consistent with our accounting policy, we have not recognized an impairment of the purchased bandwidth as of December 31, 2003. However, if we experience a permanent disruption in services on these facilities as a result of these bankruptcy proceedings, a charge may be recorded to write-off the purchased bandwidth. During the first quarter of fiscal year 2003 we wrote-off purchased bandwidth with a net book value of $40.8 million.

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

We believe that our determination not to recognize an impairment of the at-risk purchased bandwidth is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recognizing such an impairment would have on the assets reported in our consolidated balance sheets and on our results of operations could be material. If, at December 31, 2003, we were to recognize an impairment of the at-risk purchased bandwidth in the total amount of our current at-risk purchased bandwidth, our property, equipment and communication lines would decrease from $409.2 million to $399.5 million, or by 2%.

Our management has discussed this critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this related disclosure.

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our owned network, which had a net book value of $335.2 million as of December 31, 2003. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

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

Valuation Allowance for Revenue Credits and Accounts Receivable

We make estimates of future credits expected to be issued to clients related to services provided during the periods presented through the analysis of historical trends and known events. Management’s estimates and assumptions must be made and used in connection with establishing the revenue reserves associated with discounts earned on special client agreements and billing reserves for pricing changes and client disputes. Material differences may result in the amount and timing of our revenue adjustments if management’s projections differ from actual results. Similarly, our management must make estimates regarding the collectibility of our accounts receivable. We specifically analyze accounts receivable including historical bad debts, client concentrations, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

The valuation allowance for revenue credits and accounts receivable was $24.8 million as of December 31, 2003 and $17.7 million as of March 31, 2003. If management over or under estimated the reserves by a hypothetical ten-percent, the valuation allowance for revenue credits and accounts receivable as of December 31, 2003 would decrease or increase by $2.5 million.

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

Loss Contingencies

The Company follows the provisions of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated. In addition, financial statement disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Because contingent liabilities are often resolved over long time periods, there are considerable uncertainties related to the incurrence, amount and range of loss, and the ultimate outcome of loss contingencies. Estimating probable losses requires analysis of multiple variables that often depend on judgments about potential actions by third parties. In making its determinations of likely outcomes of loss contingencies, management periodically evaluates the potential for changes in loss estimates and consults regularly with its advisors.

Our determination relating to provisions for loss contingencies is subject to change because it is based on management’s current estimates of future probable losses.

We believe that our determination to record provisions for loss contingencies is a critical accounting estimate because it is based on an estimate of future probable losses, which is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact that recording a provision for loss contingencies has on the assets reported in our consolidated balance sheets and on our results of operations may be material.

Our management has discussed these critical accounting estimates and judgments with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this related disclosure.

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

As clients transitioned from the AUCS platform to our services, revenues and the number of clients by channel generally shifted from alternate sales channels to country representatives (direct channels). As of December 31, 2003, we do not have outsourcing services clients; this compares to 213 outsourcing services clients (37 direct channel clients and 176 alternate sales channel clients) as of September 30, 2002. Of these 176 alternate sales channel clients, 156 transitioned to our services and became non-outsourcing services direct channel clients.

For the nine months ended December 31, 2002, outsourcing services revenues were reported in Consulting, Integration and Provisioning Services (for access related services) and Other Communications Services (for all other services). To the extent the business has transitioned onto the Infonet platform, these revenues are no longer reflected in Other Communications Services, but instead are reported in the appropriate product-based category. Access related services for the transitioned clients continue to be reported in Consulting, Integration and Provisioning Services. Revenues by region were not affected by the transition because revenues from these clients when they were reported as outsourcing services were included in the Europe, Middle East and Africa (“EMEA”) region and continue to be included in the EMEA region after the transition to our platform.

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

Management Agreement—The AUCS arrangement also included a three-year management agreement that terminated on October 1, 2002. Under the management agreement, we received a fee equal to 1.5% of the revenues associated with the AUCS services, subject to a defined maximum. During the nine months ended December 31, 2002 we recognized approximately $1.6 million in management fees. We did not recognize any management fees in the three months ended December 31, 2002 as a result of the termination of the management agreement.

The management agreement also provided for an incentive fee payment payable upon termination of the management agreement based upon our achieving certain performance criteria. The incentive fee payment was equal to the amount by which AUCS Entities Adjusted EBITDA Losses (as defined in the management agreement) for the period from October 1, 1999 to September 30, 2002 was less than Euro 295.3 million. In March 2003, the parties entered into an Incentive Payment Agreement in which we agreed upon the final incentive fee payment of Euro 77.0 million, which included Euro 72.0 million paid in fiscal year 2003. In accordance with the Incentive Payment Agreement, Euro 5.0 million of the incentive fee was placed in an escrow account for final disposition pending resolution of certain contingencies. We expect this resolution to occur by March 31, 2004. During the year ended March 31, 2003, we recognized Euro 72.0 million (approximately $73.7 million) as incentive fee revenues. The unpaid incentive fee of Euro 5.0 million will be recognized in the amount determined to be collectible, if any, upon resolution of the contingencies.

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

As a result of increasing competition in the markets we serve, we offer our clients different and more cost effective solutions when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or reduced prices under the renewed contracts. We refer to this as price erosion. For the nine months ended December 31, 2003, we estimate our price erosion of multi-year contracts up for renewal to have been between 15%–20% on average. The price erosion on some renewals, depending on the size and needs of the client, has been greater than 20%.

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

Previously, Country representative compensation was entirely comprised of amounts we paid to our country representatives for the sales and support services the country representatives provided to our clients that were sold in that country representative’s country. These costs are variable and increase as the revenues we receive from our country representatives’ clients increase. During the nine months ended December 31, 2002, Country representative compensation also included amounts paid to AUCS for outsourcing services.

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

The tables below summarize the reclassification from the four expense categories reported in the three and nine months ended December 31, 2002 (columns) to the five new expense categories (rows) for the same periods. We believe this expanded presentation of expenses provides a better understanding of the behavior of our expenses as our product mix changes and improves visibility into our expenses. Amounts presented below are in thousands.

	Three Months Ended December 31, 2002
	Country Representative Compensation		Bandwidth and Related Costs		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$16,992	(a)	$—		$—	$6,299	(b)	$23,291
Integration and provisioning costs	8,465	(c)	4,310	(d)	(107)	32,251	(e)	44,919
Bandwidth and related costs	—		28,015		—	—		28,015
Network operations	—		—		33,524	—		33,524
Selling, general and administrative	—		—		—	36,268		36,268

Total—Prior Classifications	$25,457		$32,325		$33,417	$74,818		$166,017

	Nine Months Ended December 31, 2002
	Country Representative Compensation		Bandwidth and Related Costs		Network Operations	Selling, General and Administrative		Total—New Classifications
Communication services costs	$64,598	(a)	$—		$—	$12,515	(b)	$77,113
Integration and provisioning costs	28,841	(c)	8,228	(d)	(357)	87,414	(e)	124,126
Bandwidth and related costs	—		120,915		—	—		120,915
Network operations	—		—		87,272	—		87,272
Selling, general and administrative	—		—		—	113,919		113,919

Total—Prior Classifications	$93,439		$129,143		$86,915	$213,848		$523,345

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying Management’s Discussion and Analysis for the three months ended December 31, 2002 and 2003. Amounts presented below are in thousands.

Revenues by Service

	Three Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2002		2003
Network Services	$83,619	42%	$80,951	54%	$(2,668)	(3)%
Consulting, Integration and Provisioning Services	44,624	22%	54,598	36%	9,974	22%
Applications Services	8,032	4%	12,185	8%	4,153	52%
Management Contract Incentive Fee	56,706	29%	—	0%	(56,706)	(100)%
Other Communications Services	5,313	3%	3,351	2%	(1,962)	(37)%

Total revenues	$198,294	100%	$151,085	100%	$(47,209)	(24)%

Revenues by Distribution Channel

	Three Months Ended December 31,		Inc / (Dec)	% Inc / (Dec)
	2002	2003
Country representatives (direct channels):
Number of representatives	57	58	1	2%
Number of clients	1,619	1,661	42	3%
Country representatives revenues	$181,482	$134,430	$(47,052)	(26)%
Percent of total revenues	92%	89%
Alternate sales channels:
Number of sales channel partners	20	32	12	60%
Number of sales channel partners’ clients	224	335	111	50%
Alternate sales channel revenues	$16,812	$16,655	$(157)	(1)%
Percent of total revenues	8%	11%

Revenues by Region

	Three Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2002		2003
Americas	$90,141	45%	$43,819	29%	$(46,322)	(51)%
Europe, Middle East and Africa	86,331	44%	87,340	58%	1,009	1%
Asia Pacific	21,822	11%	19,926	13%	(1,896)	(9)%

Total revenues	$198,294	100%	$151,085	100%	$(47,209)	(24)%

Revenues

Revenues by Service—Revenues decreased $47.2 million, or 24%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The three months ended December 31, 2002 include the management incentive fee of $56.7 million. Excluding the management incentive fee, revenues increased $9.5 million, or 7% from the prior year period. Revenues from Consulting, Integration and Provisioning Services increased $10.0 million, or 22%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. This increase is attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Revenues from Applications Services increased $4.2 million, or 52%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The growth included our call center services which increased $2.2 million from the prior year period. These aggregate increases of $14.1 million were offset by aggregate decreases in revenues from Network Services and Other Communications Services of $4.6 million. Revenues from Network Services decreased $2.7 million, or 3%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. Intranet services, the largest component of Network Services revenues, decreased $6.1 million, or 9%, from the prior year period while revenue from our remote access services increased $2.7 million over the prior year period. The decrease in intranet services revenues is primarily the result of the price erosion we experience as existing clients transition to our more cost effective solutions. Revenues from Other Communications Services decreased $2.0 million, or 37%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 as clients migrated to more advanced, non X.25 based transport services.

Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of price erosion on our Network Services revenues. We have enacted initiatives to reduce the costs of our Consulting, Integration and Provisioning Services revenues, and thereby increase our margins. However, should

Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and, if we are unsuccessful in improving our margins, our future operating results could be materially and adversely affected. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from Consulting, Integration and Provisioning Services and Applications Services. Our long-term future growth, if any, as we add new services designed to better serve our clients, will come primarily from Network Services and Applications Services.

Revenues by Distribution Channel—Revenues from our country representatives decreased $47.1 million, or 26%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The three months ended December 31, 2002 include the management incentive fee of $56.7 million. Excluding the management incentive fee, revenues from our country representatives increased $9.7 million, or 8% from the prior year period. The number of our country representatives increased to 58 as of December 31, 2003 from 57 as of December 31, 2002. The number of our country representative clients increased to 1,661 as of December 31, 2003 from 1,619 as of December 31, 2002. The increase in revenues from our country representatives was partially offset by the effect of price erosion on our core business as existing clients transition to our more cost effective solutions.

Revenues from our alternate sales channels decreased $0.2 million, or 1%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The decrease is primarily due to the impact of revenues from an increased number of clients, offset by a decrease in revenues from a major reseller of approximately $2.0 million. Revenues from clients acquired during the current year were approximately $2.5 million in the three months ended December 31, 2003. The number of our alternate sales channel partners increased to 32 as of December 31, 2003 from 20 as of December 31, 2002. The number of our alternate sales channel partners’ clients increased to 335 as of December 31, 2003 from 224 as of December 31, 2002.

Revenues by Region—Revenues billed in the Americas decreased $46.3 million, or 51%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The three months ended December 31, 2002 include the management incentive fee of $56.7 million. Excluding the management incentive fee, revenues in the Americas increased $10.4 million, or 31% from the prior year period due primarily to increased revenues from a major U.S. client, primarily for Consulting, Integration and Provisioning Services. Revenues billed in the EMEA region increased $1.0 million, or 1%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. Revenues billed in the Asia Pacific region decreased $1.9 million, or 9%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 as a result of increased competition and unfavorable economic conditions in the region. We expect revenues in the Asia Pacific region will continue to decline in the near future.

Expenses

Communication services costs decreased $0.6 million, or 2%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The decrease is primarily related to changes in the mix of product revenues during the quarter. Communication services costs as a percentage of total revenues, excluding the management incentive fee, were 16% and 15% in the three months ended December 31, 2002 and 2003, respectively.

Integration and provisioning costs increased $8.4 million, or 19%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The increase is primarily related to an increase in our global connect revenues, which are included in the Consulting, Integration and Provisioning category, and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues, excluding the management incentive fee, were 32% and 35% in the three months ended December 31, 2002 and 2003, respectively.

Bandwidth and related costs decreased $2.3 million, or 8%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. Lease expense, the largest component of bandwidth and related costs, decreased $2.7 million, or 13%, from the prior year period due to continuing efforts to negotiate lower rates on our long-term leases. Amortization of purchased bandwidth increased $0.4 million, or 7%, from the prior year period. We expect to continue to leverage our bandwidth, thereby reducing our bandwidth and related costs as a percentage of total revenues.

Network operations expense decreased $1.2 million, or 4%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. This decrease is primarily due to lower consulting costs as a result of our on-going cost containment program. Depreciation expense related to network equipment increased $0.6 million, or 7%, from the prior year period.

Selling, general and administrative expenses increased $4.6 million, or 13%, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. This increase is primarily due to the establishment of a $5.0 million litigation settlement reserve, partially offset by less marketing and advertising activity in the three months ended December 31, 2003.

Operating Income (Loss) decreased $56.2 million from income of $32.3 million in the three months ended December 31, 2002 to a loss of $23.9 million in the three months ended December 31, 2003 due to the factors described above. In addition, our operating costs and expenses for the three months ended December 31, 2003 include stock compensation expense of $2.8 million related to options issued to employees prior to our initial public offering. Since these options are fully vested as of December 31, 2003, there will be no expense in future periods related to these employee options.

Total Other Income, net increased $4.3 million from a $1.1 million expense in the three months ended December 31, 2002 to $3.3 million of income in the three months ended December 31, 2003. The net increase is primarily related to the $2.6 million write-off of unamortized debt issuance costs and swap termination costs in the three months ended December 31, 2002 and a $1.4 million gain on the sale of real property in the three months ended December 31, 2003.

Provision for Income Taxes decreased from an expense of $12.9 million in the three months ended December 31, 2002 to a benefit of $0.3 million in the three months ended December 31, 2003 primarily because of the management incentive fee we received in the third quarter of the prior year and because we were unable to recognize any domestic income tax benefits on losses incurred during the three months ended December 31, 2003. The decision to cease recording domestic income tax benefits is discussed more fully under “Critical Accounting Policies” above.

Net Income (Loss) decreased from income of $18.2 million in the three months ended December 31, 2002 to a loss of $20.5 million in the three months ended December 31, 2003 due to the factors described above.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying Management’s Discussion and Analysis for the nine months ended December 31, 2002 and 2003. Outsourcing services, or non-core, refers to the revenues and expenses resulting from the services agreement with AUCS, as described in the “Outsourcing and Management Agreements with AUCS” section above. Infonet platform, or core, refers to total revenues and expenses excluding outsourcing services. Amounts presented below are in thousands.

Revenues by Service

	Total
	Nine Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2002		2003
Network Services	$239,302	49%	$245,150	54%	$5,848	2%
Consulting, Integration and Provisioning Services	138,683	28%	162,804	36%	24,121	17%
Applications Services	12,853	3%	32,008	7%	19,155	149%
Management Contract Incentive Fee	56,706	12%	—	0%	(56,706)	(100)%
Other Communications Services	40,872	8%	11,468	3%	(29,404)	(72)%

Total revenues	$488,416	100%	$451,430	100%	$(36,986)	(8)%

	Outsourcing Services (Non Core)
	Nine Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2002		2003
Network Services	$—	0%	$—	0%	$—	0%
Consulting, Integration and Provisioning Services	6,661	24%	—	0%	(6,661)	(100)%
Applications Services	—	0%	—	0%	—	0%
Management Contract Incentive Fee	—	0%	—	0%	—	0%
Other Communications Services	21,419	76%	—	0%	(21,419)	(100)%

Total revenues	$28,080	100%	$—	0%	$(28,080)	(100)%

	Infonet Platform (Core)
	Nine Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2002		2003
Network Services	$239,302	52%	$245,150	54%	$5,848	2%
Consulting, Integration and Provisioning Services	132,022	29%	162,804	36%	30,782	23%
Applications Services	12,853	3%	32,008	7%	19,155	149%
Management Contract Incentive Fee	56,706	12%	—	0%	(56,706)	(100)%
Other Communications Services	19,453	4%	11,468	3%	(7,985)	(41)%

Total revenues	$460,336	100%	$451,430	100%	$(8,906)	(2)%

Revenues by Distribution Channel

	Nine Months Ended December 31,		Inc / (Dec)	% Inc / (Dec)
	2002	2003
Country representatives (direct channels):
Number of representatives	57	58	1	2%
Number of clients	1,619	1,661	42	3%
Country representatives revenues	$410,992	$399,932	$(11,060)	(3)%
Percent of total revenues	84%	89%
Alternate sales channels:
Number of sales channel partners	20	32	12	60%
Number of sales channel partners’ clients	224	335	111	50%
Alternate sales channel revenues	$77,424	$51,498	$(25,926)	(33)%
Percent of total revenues	16%	11%

Revenues by Region

	Nine Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2002		2003
Americas	$156,384	32%	$126,553	28%	$(29,831)	(19)%
Europe, Middle East and Africa	263,893	54%	261,711	58%	(2,182)	(1)%
Asia Pacific	68,139	14%	63,166	14%	(4,973)	(7)%

Total revenues	$488,416	100%	$451,430	100%	$(36,986)	(8)%

The following tables set forth, as indicated, total operating (loss) income, operating (loss) income from our outsourcing services and operating (loss) income from services on the Infonet platform during the nine months ended December 31, 2002 and 2003. With the termination of the AUCS services agreement effective October 1, 2002, we no longer receive outsourcing services revenues after that date. In that regard, we are providing the following information to demonstrate (1) the total operating (loss) income as a result of the AUCS services agreement and (2) operations of our business excluding the impact of AUCS over the nine months ended December 31, 2002 and 2003. We believe this information is useful to investors in understanding our ongoing operations. It should be noted that revenues from the Infonet platform include revenues from clients that were formerly outsourcing services clients who then transitioned to the Infonet platform. Accordingly, the operating (loss) income represented as Infonet platform operating (loss) income may not be indicative of what revenues on the Infonet platform would have been without the AUCS arrangement. Amounts presented below are in thousands.

	Total
	Nine Months Ended December 31,		$ Inc / (Dec)	% Inc / (Dec)
	2002	2003
Total revenues	$488,416	$451,430	$(36,986)	(8)%

Operating costs and expenses:
Communication services costs	77,113	69,877	(7,236)	(9)%
Integration and provisioning costs	124,126	159,575	35,449	29%
Bandwidth and related costs	120,915	78,483	(42,432)	(35)%
Network operations	87,272	93,417	6,145	7%
Selling, general and administrative	113,919	111,062	(2,857)	(3)%

Total operating costs and expenses	523,345	512,414	(10,931)	(2)%

Operating loss	$(34,929)	$(60,984)	$26,055	75%

	Outsourcing Services (Non Core)
	Nine Months Ended December 31,		$ Inc / (Dec)	% Inc / (Dec)
	2002	2003
Total revenues	$28,080	$—	$(28,080)	(100)%

Operating costs and expenses:
Communication services costs	15,076	—	(15,076)	(100)%
Integration and provisioning costs	5,959	—	(5,959)	(100)%

Total operating costs and expenses	21,035	—	(21,035)	(100)%

Operating income	$7,045	$—	$(7,045)	(100)%

	Infonet Platform (Core)
	Nine Months Ended December 31,		$ Inc / (Dec)	% Inc / (Dec)
	2002	2003
Total revenues	$460,336	$451,430	$(8,906)	(2)%

Operating costs and expenses:
Communication services costs	62,037	69,877	7,840	13%
Integration and provisioning costs	118,167	159,575	41,408	35%
Bandwidth and related costs	120,915	78,483	(42,432)	(35)%
Network operations	87,272	93,417	6,145	7%
Selling, general and administrative	113,919	111,062	(2,857)	(3)%

Total operating costs and expenses	502,310	512,414	10,104	2%

Operating loss	$(41,974)	$(60,984)	$19,010	45%

Revenues

Revenues by Service—Revenues decreased $37.0 million, or 8%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The nine months ended December 31, 2002 include the management incentive fee of $56.7 million. Excluding the management incentive fee, revenues increased $19.7 million, or 5% from the prior year period. Revenues from Network Services increased $5.8 million, or 2%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. This increase is primarily the result of increased demand for our Infolan IP products and clients who were previously on the AUCS platform that transitioned to the Infonet platform. Revenues from Consulting, Integration and Provisioning Services increased $24.1 million, or 17%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. This increase is primarily attributable to an increase in our global connect services due, in part, to revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Revenues from Applications Services increased $19.2 million, or 149%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002 as clients previously on the AUCS platform transitioned to the Infonet platform. These aggregate increases of $49.1 million were offset by a decrease of $29.4 million in revenues from Other Communications Services. The decrease in Other Communications Services is primarily due to a $21.4 million decrease in outsourcing services revenues as discussed below.

Outsourcing services revenues decreased 100% from $28.1 million in the nine months ended December 31, 2002 to $0 in the nine months ended December 31, 2003. This decrease is the result of the termination of the AUCS services agreement and clients previously on the AUCS platform transitioning to our services on The World Network. With the termination of the AUCS services agreement on October 1, 2002, we no longer receive outsourcing services revenues. Of the $28.1 million decrease in outsourcing services revenues, $21.4 million was in Other Communications Services and $6.7 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of the decrease in outsourcing services revenues and the management incentive fee, revenues increased $47.8 million, or 12%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. Excluding outsourcing services revenues, revenues from Consulting, Integration and Provisioning Services increased $30.8 million, or 23%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. This increase is attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Revenues from Applications Services increased $19.2 million, or 149%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The growth included call center services revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Revenues from Network Services increased $5.8 million, or 2%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. Intranet services, the largest component of Network Services revenues, decreased $0.2 million, or 0%, from the prior year period while revenues from internet services increased $4.8 million from the prior year period. The price erosion we experience as existing clients transition to our more cost effective solutions partially offsets the increase in Network Services revenues. Excluding outsourcing services revenues, revenues from Other Communications Services decreased $8.0 million, or 41% in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002 as clients migrated to more advanced, non X.25 based transport services.

Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of price erosion on our Network Services revenues. We have enacted initiatives to reduce the costs of our Consulting, Integration and Provisioning Services revenues, and thereby increase our margins. However, should Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and, if we are unsuccessful in improving our margins, our future operating results could be materially and adversely affected. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from

Consulting, Integration and Provisioning Services and Applications Services. Our long-term future growth, if any, as we add new services designed to better serve our clients, will come primarily from Network Services and Applications Services.

Revenues by Distribution Channel—Revenues from our country representatives decreased $11.1 million, or 3%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The nine months ended December 31, 2002 include the management incentive fee of $56.7 million. Excluding the management incentive fee, revenues from our country representatives increased $45.6 million, or 13% from the prior year period. The number of our country representatives increased to 58 as of December 31, 2003 from 57 as of December 31, 2002. The number of our country representative clients increased to 1,661 as of December 31, 2003 from 1,619 as of December 31, 2002. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing clients transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues and the management incentive fee, revenues from our country representatives increased $48.3 million, or 14%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. This growth included revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform and from a major U.S. client.

Revenues from our alternate sales channels decreased $25.9 million, or 33%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002, primarily due to the termination of the AUCS services agreement on October 1, 2002. The number of our alternate sales channel partners increased to 32 as of December 31, 2003 from 20 as of December 31, 2002. The number of our alternate sales channel partners’ clients increased to 335 as of December 31, 2003 from 224 as of December 31, 2002. Excluding the effect of the decrease in outsourcing services revenues, revenues from our alternate sales channels decreased $0.5 million, or 1%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The decrease is primarily attributable to price erosion and the financial challenges faced by some of our major alternate sales channels that are telecommunication carriers. The net decrease is also related to a decrease in revenues from a major reseller of approximately $5.0 million, partially offset by revenues from an increased number of clients.

Revenues by Region—Revenues billed in the Americas decreased $29.8 million, or 19%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The nine months ended December 31, 2002 include the management incentive fee of $56.7 million. Excluding the management incentive fee, revenues billed in the Americas increased $26.9 million, or 27% from the prior year period primarily due to increased revenues from a major U.S. client. Revenues billed in the EMEA region decreased $2.2 million, or 1%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. This decrease is the result of a $28.1 million decrease in outsourcing services revenues, offset by an increase in revenues related to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform. Excluding outsourcing services, revenues in the EMEA region increased $25.9 million, or 11%, from the prior year period. Revenues billed in the Asia Pacific region decreased $5.0 million, or 7%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002 as a result of increased competition and unfavorable economic conditions in the region. We expect revenues in the Asia Pacific region will continue to decline in the near future.

Expenses

Communication services costs decreased $7.2 million, or 9%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. Communication services costs related to outsourcing services decreased 100% from $15.1 million in the nine months ended December 31, 2002 to $0 in the nine months ended December 31, 2003. This decrease is related to the elimination of outsourcing services revenues with the termination of the AUCS services agreement. Communication services costs, excluding outsourcing services, increased $7.8 million, or 13%, from the prior year period. This increase is primarily related to an increase in revenues. Communication services costs as a percentage of total revenues, excluding outsourcing services and the management incentive fee, were 15% in the nine months ended December 31, 2002 and 2003.

Integration and provisioning costs increased $35.4 million, or 29%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. Integration and provisioning costs related to outsourcing services decreased 100% from $6.0 million in the nine months ended December 31, 2002 to $0 in the nine months ended December 31, 2003. This decrease is related to the elimination of outsourcing services revenues with the termination of the AUCS services agreement. Integration and provisioning costs, excluding outsourcing services, increased $41.4 million, or 35%, from the prior year period. This increase is primarily related to an increase in our global connect revenues and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues, excluding outsourcing services and the management incentive fee, were 29% and 35% in the nine months ended December 31, 2002 and 2003, respectively.

Bandwidth and related costs decreased $42.4 million, or 35%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The nine months ended December 31, 2002 included a charge of $40.8 million related to the write-off of the net book value of purchased bandwidth from a bankrupt network service provider and its affiliates. Excluding the write-off, bandwidth and related costs decreased $1.7 million, or 2%, from the prior year period. Lease expense, the largest component of bandwidth and related costs, decreased $1.3 million, or 2%, from the prior year period due to continuing efforts to negotiate lower rates on our long-term leases. Amortization of purchased bandwidth decreased $0.4 million, or 2%, from the prior year period. We expect to continue to leverage our bandwidth, thereby reducing our bandwidth and related costs as a percentage of total revenues.

Network operations expense increased $6.1 million, or 7%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. This increase is primarily due to an approximate $4.0 million increase associated with the support of clients previously on the AUCS platform that have transitioned to the Infonet platform. Depreciation expense related to network equipment increased by $0.8 million, or 3%, from the prior year period. As we continue to implement initiatives to lower local access costs we expect that depreciation expense will continue to increase in the near future. The remainder of the increase is related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses.

Selling, general and administrative expenses decreased $2.9 million, or 3%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The nine months ended December 31, 2002 included a $6.7 million bad debt expense related to the bankruptcy of several of our resellers. Excluding the bad debt expense, selling, general and administrative expenses increased $3.8 million, or 4%, compared to the prior year period. This increase is primarily due to a $5.0 million litigation settlement reserve established in the nine months ended December 31, 2003, partially offset by a $0.7 million decrease in stock-related compensation charges.

Operating Loss increased $26.1 million, or 75%, in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. Excluding the management incentive fee of $56.7 million, write-off of communication lines of $40.8 million and bad debt expense of $6.7 million, operating loss increased $16.8 million, or 38%, from $44.2 million in the nine months ended December 31, 2002 to $61.0 million in the nine months ended December 31, 2003 due to the factors described above. In addition, our operating costs and expenses for the nine months ended December 31, 2003 include stock compensation expense of $8.1 million related to options issued to employees prior to our initial public offering. Since these options are fully vested as of December 31, 2003, there will be no expense in future periods related to these employee options.

Total Other Income, net remained $4.6 million in the nine months ended December 31, 2002 and 2003. Interest income decreased $4.7 million from the prior year period primarily due to lower cash balances as a result of debt repayment and capital expenditures. Interest expense decreased $5.8 million from the prior year period due to debt repayment. The remaining decrease in other income is primarily due to changes in our equity in earnings of unconsolidated affiliates and foreign exchange transaction losses.

Provision for Income Taxes decreased from a benefit of $6.2 million in the nine months ended December 31, 2002 to an expense of $1.0 million in the nine months ended December 31, 2003 primarily because we were unable to recognize any domestic income tax benefits on losses incurred during the nine months ended December

31, 2003. The decision to cease recording domestic income tax benefits is discussed more fully under “Critical Accounting Policies” above.

Net Loss increased from a loss of $24.4 million in the nine months ended December 31, 2002 to a loss of $57.5 million in the nine months ended December 31, 2003 due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine months ended December 31, 2003 was $32.8 million compared to $103.7 million during the nine months ended December 31, 2002. This change was primarily the result of the increase in net loss of $33.1 million during the nine months ended December 31, 2003 and the write-off of communications lines of $40.8 million in the nine months ended December 31, 2002. Net cash used in investing activities for the nine months ended December 31, 2003 was $37.2 million compared to $24.7 million during the nine months ended December 31, 2002. This fluctuation was primarily due to a $53.6 million decrease in the maturities of securities available-for-sale. Purchases of securities available-for-sale decreased $70.3 million and proceeds from sales of securities available-for-sale decreased $31.8 million. Net cash used in financing activities for the nine months ended December 31, 2003 was $7.3 million compared to $97.1 million for the nine months ended December 31, 2002. This fluctuation was primarily the result of $88.2 million in repayments of long-term obligations in the nine months ended December 31, 2002.

In November 2001, our Board of Directors authorized the expenditure of up to $100 million over a two-year period to repurchase shares of our common stock. Over the life of the program, which ended November 19, 2003, we spent approximately $21.1 million to repurchase approximately 10.9 million shares at an average price of $1.93 per share.

As of December 31, 2003, we had cash and cash equivalents of $139.2 million, short-term investments of $271.5 million, working capital of $411.6 million and total assets of $1,066.2 million. This compares to cash and cash equivalents of $146.7 million, short-term investments of $282.2 million, working capital of $447.4 million and total assets of $1,094.7 million as of March 31, 2003.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for fiscal year 2004 to approximate $68.0 million. In the nine months ended December 31, 2003, we have used cash and cash equivalents of $41.9 million for capital expenditures. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

Commitments and Contingencies

As of December 31, 2003 the estimated value of our contractual obligations were approximately $135 million, an increase of approximately $41 million over the reported obligations at March 31, 2003. During the nine months ended December 31, 2003 we entered into operating leases and other contracts in which we are obligated to pay approximately $48 million for operating equipment and services, generally over a period of 2-6 years.

New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations,” which became effective for us on April 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial position or results of operations.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46R”). The decision reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We are currently assessing the impact of the adoption of FIN 46R upon our consolidated financial position and results of operations.

In December 2003, the FASB issued a revision of SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“Revised SFAS No. 132”). Revised SFAS No. 132 revises employers’ required disclosures about pension plans and other postretirement benefits. This statement does not change the measurement or recognition of those plans required by existing pronouncements. Instead, revised SFAS No. 132 requires disclosures in addition to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Revised SFAS No. 132 is effective for financial statements for fiscal years ending after December 15, 2003. The adoption of revised SFAS No. 132 is not expected to have a material effect on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44,

“Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company elected to early adopt SFAS No. 145 for the year ended March 31, 2003. As a result, the extraordinary item related to extinguishment of debt, previously reported for the three and nine months ended December 31, 2002, has been reclassified to other income, net in our consolidated statements of operations and comprehensive income (loss).

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

We invoice substantially all sales of our services to our country representatives and sales channel partners in U.S. dollars. However, many of our country representatives derive their revenues from end user customers and incur their operational costs in currencies other than U.S. dollars. To the extent that the local currency used by the country representative fluctuates against the U.S. dollar, the obligations of the country representative may increase or decrease significantly and lead to foreign exchange losses or gains. We assume the exchange rate risk for our consolidated country representatives; however, our non-consolidated country representatives assume the exchange rate risk under our country representative structure.

Our exposure to exchange rate fluctuations historically arose primarily from outsourcing services and assignment agreements with AUCS, which were denominated in euros, as well as operating costs associated with such agreements. The revenues and the related costs resulted in a net euro exposure of the gross profit, which was equal to approximately 20% of revenues. The euro-denominated gross profit offset by other euro-denominated operating costs generally resulted in a natural hedge. However, the timing of settlement of euro-denominated accounts receivables and payables subjected us to exchange rate risk on settlement of the receivables and payables. With the termination of the outsourcing services and assignment agreements with AUCS, the euro-denominated gross profit no longer serves as a natural hedge against other euro-denominated operating costs. If the euro had experienced a hypothetical ten-percent weakening or strengthening against the U.S. dollar, our operating expenses would have decreased or increased, respectively, by approximately $1.9 million during the three months ended December 31, 2003. We are currently reevaluating our foreign exchange exposures and the means by which we address these risks, including a plan to restore our historical natural hedge over time.

As of December 31, 2003, we were primarily exposed to the following currencies: the euro, the British pound and the Australian dollar. Based upon a hypothetical ten-percent weakening or strengthening of the U.S. dollar across all currencies, the potential gains or losses in future earnings due to foreign currency exposures would have been approximately $634,000 as of that date.

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

As of December 31, 2003 we had no material long-term debt exposure.

The carrying amount, principal maturity and estimated fair value of our investment portfolio as of December 31, 2003 is as follows (in thousands):

	Carrying Amount 2003	Maturity						Fair Value
		2004	2005	2006	2007	2008	Thereafter
Investments
Cash equivalents	$103,008	$—	$—	$—	$—	$—	$—	$103,008
Weighted average interest rate	1.06%	—	—	—	—	—	—	—
Short-term investments	$271,494	$35,021	$60,378	$82,675	$49,661	$7,597	$36,162	$271,494
Weighted average interest rate	2.96%	1.79%	2.47%	3.20%	3.02%	3.69%	4.12%

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

Related party transactions for the periods presented comprise the following (in thousands):

Revenues: (From services sold to the following related parties)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$11	$—	$14,041	$—
Infonet Telecom AS (Norway)	2,236	1,492	5,974	5,077
Infonet Thailand Ltd. (Thailand)	39	43	124	199
KDDI Corporation (Japan)	8,671	7,931	26,068	25,901
KPN Telecom B.V. (The Netherlands)	36,668	16,305	64,610	50,497
Swisscom AG (Switzerland)	28,719	9,472	48,457	29,303
Telefonica International Holdings B.V. (Spain)	2,530	1,894	7,323	6,228
TeliaSonera A.B. (Sweden)	28,802	13,803	45,930	39,462
Telstra Corporation Limited (Australia)	6,179	6,128	19,013	18,392

Operating Costs and Expenses: (Includes procurement of the following services from the related parties)

Communication Services Costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$15,076	$—
Infonet Telecom AS (Norway)	647	370	1,286	1,119
Infonet Thailand Ltd. (Thailand)	33	97	103	201
KDDI Corporation (Japan)	2,571	2,014	7,748	7,679
KPN Telecom B.V. (The Netherlands)	4,322	5,462	8,768	14,528
Swisscom AG (Switzerland)	2,129	1,986	5,811	5,868
Telefonica International Holdings B.V. (Spain)	602	640	1,757	1,967
TeliaSonera A.B. (Sweden)	1,115	3,413	3,043	10,160
Telstra Corporation Limited (Australia)	1,803	1,525	5,536	4,594

Integration and Provisioning Costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$5,959	$—
Infonet Telecom AS (Norway)	517	443	1,330	1,519
Infonet Thailand Ltd. (Thailand)	440	210	1,398	1,367
KDDI Corporation (Japan)	1,843	2,333	5,239	6,440
KPN Telecom B.V. (The Netherlands)	3,026	1,698	6,327	9,162
Swisscom AG (Switzerland)	2,941	3,092	8,240	10,151
Telefonica International Holdings B.V. (Spain)	782	1,724	1,978	4,392
TeliaSonera A.B. (Sweden)	1,657	3,108	5,304	8,236
Telstra Corporation Limited (Australia)	1,230	4,357	3,517	7,656

Bandwidth and Related Costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—	$—
Infonet Telecom AS (Norway)	(17)	19	70	54
Infonet Thailand Ltd. (Thailand)	255	175	678	496
KDDI Corporation (Japan)	270	441	1,424	1,184
KPN Telecom B.V. (The Netherlands)	543	840	3,243	1,864
Swisscom AG (Switzerland)	221	508	818	1,466
Telefonica International Holdings B.V. (Spain)	205	209	384	647
TeliaSonera A.B. (Sweden)	853	477	2,254	2,131
Telstra Corporation Limited (Australia)	—	213	58	247

Network Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
AUCS Communications Services–N.V. (The Netherlands)	$—	$—	$—	$—
Infonet Telecom AS (Norway)	—	—	—	—
Infonet Thailand Ltd. (Thailand)	—	—	—	—
KDDI Corporation (Japan)	237	53	715	189
KPN Telecom B.V. (The Netherlands)	—	—	—	—
Swisscom AG (Switzerland)	—	—	—	—
Telefonica International Holdings B.V. (Spain)	—	—	—	—
TeliaSonera A.B. (Sweden)	—	—	—	—
Telstra Corporation Limited (Australia)	—	—	—	—

Approximately $51.6 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization related to such purchased bandwidth as of December 31, 2003 was approximately $22.8 million.

Related party balances as of December 31, 2003 comprise the following (in thousands):

Accounts receivable, net	$38,531
Accounts payable	5,609
Network communications	8,227

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our designed disclosure control objectives. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2003, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Consolidated Class Action Complaint alleges that defendants made misrepresentations and omissions regarding the AUCS channel in our Form S-1 registration statement and the accompanying prospectus for our initial public offering of Class B common stock and in other statements and reports during the class period. The plaintiffs assert counts against us and our officers and directors for violations of Sections 11, 12 and 15 of the Securities Act of 1933 and violations of Section 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs have requested a judgment determining that the lawsuit is a proper class action, awarding compensatory damages and/or rescission, awarding costs of the lawsuit and awarding such other relief as the court may deem just and proper. All of the defendants filed motions to dismiss the Consolidated Class Action Complaint. On August 12, 2003, the Court ruled on the motions to dismiss, dismissing the underwriters and Class A stockholders without leave to amend, and dismissing us and our officers and directors with leave to file an amended complaint. Plaintiffs filed an Amended Consolidated Class Action Complaint on October 3, 2003, to which defendants responded with a motion to dismiss filed on December 5, 2003.

We are in an advanced stage of settlement negotiations regarding the federal securities litigation. The settlement proposals have not yet resulted in a written agreement, and, if finally agreed by the parties, will be contingent upon approval by the Court following notice to our stockholders who purchased stock during the period covered by this lawsuit. We expect that if the settlement is finalized, we may have to pay $5.0 million of our own funds toward settlement. Given that the settlement proposals have not yet resulted in a written agreement, we cannot give any assurance that the settlement will be effected upon the terms under discussion or at all.

On March 1, 2002, the first of three shareholder derivative suits was filed in Los Angeles County Superior Court, against us as a nominal defendant and certain current and former members of our Board of Directors. These actions were later consolidated under the lead case Benny v. Collazo et al., Case No. BC 269140 (collectively “the Derivative Actions”). On June 30, 2003, the parties entered into a Stipulation of Settlement of the Derivative Actions, which we expect to implement without making any significant payment. After the settlement was preliminarily approved by the Court on July 28, 2003, we mailed notice of the terms of the settlement to our stockholders, and the Court held a series of hearings regarding final approval of the settlement. The settlement was approved by the Court in an order and a judgment entered January 22, 2004.

As of this date, we do not believe that the federal action, or any other litigations to which we are a party, could reasonably be expected to have a material adverse effect on our business or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. We have not been involved in any litigation that has had a material adverse effect on our business or financial condition in the past three years. From time to time, we may be involved in other litigation that arises in the normal course of our business operations.

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

We have used and continue to use aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

•	the repayment of long-term debt under our credit facility of approximately $60.0 million;

•	the repayment of long-term building mortgage indebtedness of approximately $25.5 million;

•	the purchase of assets that were under operating leases for approximately $7.0 million;

•	the expansion of our network infrastructure for approximately $520.5 million;

•	the purchase of an office building to accommodate our future growth for approximately $25.3 million;

•	the repurchase of shares of our Class B common stock for approximately $21.1 million;

•	to fund working capital needs of approximately $45.2 million; and

•	for general corporate purposes of approximately $45.6 million.

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

INFONET SERVICES CORPORATION

/s/ AKBAR H. FIRDOSY
Akbar H. Firdosy Chief Financial Officer (Duly Authorized Officer)

Date:	February 9, 2004

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Amended and Restated Bylaws, effective as of February 21, 2004

9.1	Form of Amended and Restated Stockholders Agreement (1)

10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan (2)

10.1(b)	Form of Incentive Stock Option Award Agreement (2)

10.1(c)	Form of Stock Option Award Agreement (2)

10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement (3)

10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement (3)

10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement (4)

10.3

Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002); Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002) (5)

10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement (3)

10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000) (3)

10.4(a)	Amendment to Infonet Services Corporation Deferred Income Plan

10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000) (6)

10.6(a)	Amendment to Infonet Services Corporation Supplemental Executive Retirement Plan

10.8	Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001(7)

10.10	Standard Infonet Services Agreement (1)

10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001 (7)

10.18	Infonet Services Corporation 2000 Omnibus Stock Plan (8)

10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan (2)

10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan (9)

10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees (3)

10.18(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees (5)

10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of January 1, 2004) (13)

10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001 (7)

10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation (10)

Number		Description

10.26		Infonet Services Corporation Senior Executive Supplemental Benefits Plan (11)

10.27		AUCS Termination and Transition Agreement, dated as of September 30, 2002 (5)

10.28		Incentive Payment Agreement, dated as of March 14, 2003 (12)

10.29		Infonet Services Corporation 2003 Incentive Award Plan (13)

10.29(a	)	Infonet Services Corporation 2003 Incentive Award Plan Incentive Stock Option Award Agreement for Officers and Senior Employees (14)

10.29(b	)	Infonet Services Corporation 2003 Incentive Award Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees (14)

10.30		Form of Indemnification Agreement of Directors*(14)

10.31		Form of Indemnification Agreement for Senior Executives#(14)

31.1		Certification of Chief Executive Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

32		Certification of Chief Executive Officer and Chief Financial Officer required under 18 U.S.C §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Agreements have been executed by Infonet Services Corporation and each of John Allerton, Bruce Beda, Jose Collazo, Eric de Jong, Per-Eric Fylking, Peter Hanelt, Timothy Hartman, Yuzo Mori, Matthew O’Rourke, Hanspeter Quadri, and Jose Manuel Santero.
#	Agreements have been executed by Infonet Services Corporation and each of Akbar Firdosy, Paul Galleberg, and Peter Sweers.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002.
(7)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended June 30, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to the Registrant’s Annual Report Form 10-K for the period ended March 31, 2001.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2003.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2003 Annual Stockholders Meeting filed with the Commission on July 7, 2003.
(14)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 30, 2003.