Form 10-K
period 2004-04-02
INFONET SERVICES CORP
filed 2004-06-16
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2004; or

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of Class B common stock held by non-affiliates of the Registrant as of September 26, 2003 was approximately $117.0 million based on the closing price on the New York Stock Exchange on September 26, 2003 of $1.99.

The number of shares of the registrant’s Class B common stock, par value $.01 per share, that was outstanding as of June 10, 2004 was 301,728,225. The number of outstanding shares of the Registrant’s Class A common stock, par value $.01 per share, was 161,403,358 as of June 10, 2004, all of which are held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended April 2, 2004.

INFONET SERVICES CORPORATION

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Investors are cautioned that certain statements contained in or incorporated by reference into this Annual Report on Form 10-K, or which are otherwise made by us or on our behalf are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements that are predictive in nature and that depend upon or refer to future events or conditions, and can be identified by terminology such as “will”, “believes,” “plans,” “anticipates,” “estimates,” “expects,” “may,” “potential,” “continue” or similar expressions or the negative of these or similar expressions. In addition, we, through our management, from time to time make written and oral forward-looking statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions. Any forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1.    Business

We were incorporated under the laws of the State of Delaware in March 1988. Our fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, we refer to the 52-week periods ended March 29, 2002 and March 28, 2003 and the 53-week period ended April 2, 2004 as the years ended March 31, 2002, 2003 and 2004, respectively. Our Internet website address is www.infonet.com. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, together with any amendments, available through our website, free of charge, as soon as reasonably practicable after we electronically file or furnish the report to the Securities and Exchange Commission.

Overview

We are a leading provider of cross-border managed data and communications services to over 2,600 multinational enterprises. Of these enterprises, over 2,000 are our clients, including 34% of Fortune’s Global 500 for 2003, and we service the remainder indirectly through our alternate channels, which consist of major international telecommunications carriers and value-added resellers. Our network, which we refer to as The World Network, can be accessed from over 180 countries and territories, making it one of the world’s largest secure data communications networks in terms of geographic coverage. We use The World Network to provide managed global data and communications services to our clients, an advantage over service providers that do not control and operate an extensive global network. Our country representatives actively provide our services in over 70 countries and territories and have strong working relationships with leading local telecommunications providers in these locations. Our diverse client base is comprised of multinational enterprises that require cross-border managed data and communications services.

We offer a broad range of integrated service solutions to our clients, such as:

•	Network Services—which include Intranet, Internet, Multimedia and Mobility services;

•	Consulting, Integration and Provisioning Services—which include consulting, design, installation and implementation of each client’s particular networking needs and our Global Connect services, whereby we provision, order, install and manage local access solutions and/or customer premise equipment at the client’s site to enable the client to access The World Network and use most of our services;

•	Application Services—which include call center, security, enterprise management, messaging, collaboration, managed extranet and other value-added services; and

•	Other Communications Services—which include X.25 transport services and other legacy communications services.

We take a consultative, applications-oriented approach to identifying client needs and developing customized solutions. In addition, we offer a consolidated billing, management and support system that provides a complete solution for all of the external and internal communications services that our multinational clients require. Our approach is to integrate our full range of services with the global communications and network operations of our clients. We believe that our ability to provide a comprehensive solution to our clients gives us a key competitive advantage over other service providers who would have to make a significant investment of time and money in order to replicate our approach.

We control and operate The World Network, an extensive and versatile network that provides the delivery platform for our integrated, enterprise-wide communications solutions. This global private network enables our clients to deploy and manage applications effectively by combining reliability, security, high performance and a broad range of functions using a variety of network protocols.

Our global country representative sales and support structure gives us a strong presence in each of our geographic markets. We believe this structure also provides us with a competitive advantage over other service providers who do not have comparable levels of expertise regarding local operating, regulatory and market conditions.

Our current stockholders include six of the world’s largest telecommunications companies, which, through ownership of our Class A and Class B common stock, collectively possess over 95% of our total voting power. They are:

•	KDDI—KDDI Corporation (Japan);

•	KPN—KPN Telecom B.V. (The Netherlands);

•	Swisscom—Swisscom AG (Switzerland);

•	Telefonica—Telefonica International Holding B.V. (Spain);

•	TeliaSonera—TeliaSonera AB (Sweden) (formerly known as Telia AB); and

•	Telstra—Telstra Corporation Limited (Australia).

Market Opportunity

Industry Drivers

We believe that enterprises are facing significant challenges of managing cost, complexity and risk in the information technology and telecommunications environment. According to IDC, a leading research analyst firm, one-third of U.S. medium-large companies currently purchase, or plan to purchase, management services for their network equipment, circuits and security, while over 50% of multi-national corporations purchase, or plan to purchase, management services. IDC estimates that 40% of European companies plan to outsource management of their voice and data equipment. In addition, IDC predicts that the number of European companies that outsource a portion of their converged network will triple in a year. Moreover, according to IDC research, at least 50% of multinational enterprises are planning to outsource management of wide area network customer premise equipment, security and end-to-end management.

We believe that this growing market provides an attractive opportunity for marketing global managed data and communications services to multinational enterprises that are attempting to address their mission-critical global communications needs. It has been our experience that these enterprises require integrated solutions that span multiple countries, have guaranteed network availability, can deliver continuous increases in speed and capacity and provide local service and support. We believe that the demand for these managed services is driven by the following factors:

•	the globalization of business and increased need for secure international connectivity;

•	the rapid expansion of Internet protocol, or IP, based applications;

•	the rising importance of secure communications as a service critical to a corporation’s success; and

•	the increased outsourcing of corporate communications and applications.

Globalization of business and increased need for secure international connectivity.    Over the past several decades, corporations have significantly increased the international scope of their businesses. In connection with this geographic expansion, corporations have opened and made direct investments in branch offices, factories and other local representative facilities around the globe. It is critical for these corporations to share information accurately, securely and expediently among their geographically dispersed locations, as well as with their traveling and telecommuting employees. New technologies and advanced remote access alternatives are enabling these companies to connect their geographically dispersed offices and employees to corporate and public networks at greater speeds, as well as from more varied locations.

Rapid expansion of IP-based applications.    IP-based applications, including Web-enabled extranets, enterprise applications such as Enterprise Resource Planning, or ERP, Supply Chain Management, or SCM, and Customer Relationship Management, or CRM, are, we believe, rapidly expanding as an important medium for global communications and e-commerce with the potential to connect a large number of geographically dispersed offices, employees, customers, suppliers and partners. These IP-based applications have emerged as a strategic component of business. Given both the significant investment often made in enterprise applications and the importance of their performance for highest return on investment, many companies have turned to a private, fully managed network to complement their use of the public Internet. While the public Internet appears to have an attractive price proposition, we believe that its lack of reliability and security for mission-critical communications has caused many corporations to seek assistance from leading global network service providers to enhance the quality of their Internet communications or to design and implement high performance private networks.

Rising importance of secure communications as a service critical to a corporation’s success.    We believe that businesses are investing in communications networks to achieve higher levels of productivity and lower operating expenses. Increasingly, corporate intranets, public Internet Web sites, extranets and other managed data networks are creating competitive advantages for companies that use them to foster internal communications and e-commerce, recruit new employees, communicate with customers, penetrate new market segments and collect market information. In our experience, corporations require that their networks deliver data quickly, consistently, securely and, in many cases, globally. In addition, they want the flexibility to upgrade their networks to keep pace with the growing complexity of their applications and changing technologies. Many of these corporations also require networks that operate 24 hours a day, seven days a week, and that offer application support together with a broad range of functions, such as security, remote access and reliability.

Increased outsourcing of corporate communications and applications.    We believe that enterprises are focusing their resources on their core competencies and increasingly outsourcing their networking needs. Maintaining in-house private corporate networks is costly, requiring large investments in both resources and personnel, and difficult because of the need to keep up with technological change. We believe that the ongoing expansion of multinational businesses and new developments in technology have made it difficult for in-house solutions to keep pace with corporate needs. Therefore, enterprises have turned to third parties who can provide managed communications services on a more efficient basis. Given the costs and difficulties involved in implementing international network solutions, we expect that multinational enterprises will increasingly outsource their cross-border communications needs.

Business Strategy

Our goal is to be the leading provider of global managed data and communications services to multinational enterprises. We currently expect to pursue the following strategic aims:

Continue to focus on multinational clients that require global communications solutions

We expect to continue to focus on multinational enterprises with cross-border managed data and communications needs. We believe that the rapid pace of technological change, and the resultant complexity of, and resources necessary to, maintain network communications services are causing large multinational enterprises to increase the outsourcing of their global communications needs so they can focus their resources on their core competencies. Our flexible network architecture, consultative sales approach and global presence through our country representatives allow us to tailor our communications solutions to meet our clients’ individual needs. Given the global reach of our network, our local support services and our reputation for reliable and innovative services, we believe we can further penetrate the market for global managed communications services. Correspondingly, as part of our strategy, we plan to continue our public relations and industry analyst program to increase awareness of our services and the Infonet brand. We may also target other companies that service multinational clients for acquisition so that we can increase our client base and supplement our service offerings.

Continue to strengthen our sales and customer support structure

Our country representatives play a vital role in the sales and marketing, local client support and implementation of our services on a global basis. We own all or a portion of 17 of our 59 country representatives. Because many of our country representatives are independent organizations, we believe that we have been able to expand geographically without the financial and managerial costs associated with building and maintaining large numbers of wholly-owned multinational sales and support organizations. We are constantly upgrading the skills of our country representatives as well as evaluating new opportunities to expand our sales channels through the addition of new country representatives and alternate sales channel partners. Our strategy is to capitalize on the strength of our country representatives and alternate sales channel partners to build market share among multinational enterprises.

Upgrade and expand our global network

We intend to continue to expand and technologically enhance The World Network to maintain our competitive advantage and to service our clients. As part of this strategy, we seek to decrease costs by deploying metropolitan fiber networks in key cities around the world and additional network infrastructure within certain countries. We believe our increased investments in optical technology, our current plans to evolve over time the backbone of The World Network towards a next-generation multi-service switching platform, and our growing support for alternate access methods will enable us to offer a broader range of value-added services that capitalize on the convergence of voice, video and data communications services. We have launched our Multi Protocol Label Switching, or MPLS, networking capability for IP Virtual Private Networks, or VPNs (both public and private), along with a comprehensive Class of Service offering, available across all Wide Area Network, or WAN, protocols. By offering Class of Service, we can manage traffic in our network by grouping similar types of traffic together, such as email, voice or streaming video, and treating each type of traffic as a class with its own level of service priority. We also continue to develop our managed security solutions, which assist our clients in leveraging the public Internet, greatly increasing the “reach” of our global networking capabilities.

Improve profitability by increasing sales while at the same time controlling costs

We plan to improve profitability by increasing sales while at the same time controlling our costs. We expect to continue our dual sales strategy of selling additional services to existing clients and attracting new clients to use our service offering. We plan to pursue this strategy while at the same time implementing several initiatives that are intended to lower both direct and indirect expenses. For example, we have initiatives designed to lower local access costs by expanding our in-country reach in certain high-traffic locations. We are also working on other initiatives designed to lower our local access costs. In addition, we have plans to lower our indirect expenses by leveraging our existing infrastructure and employee base across a broader base of operations. We are also making calculated investments in tools that are designed to create greater efficiencies across our enterprise. We believe that these measures will help us improve profitability and allow us to operate our business more efficiently.

Provide the highest level of quality and reliability for our services

We are committed to maintaining the highest level of quality and reliability in delivering global managed data and communications services over our network. Using our network management tools and systems, we are able to proactively monitor our global network operations and respond quickly to client problems, 24 hours a day, seven days a week. We have consistently met or exceeded our quality standards. In addition, we support our clients through our extensive local operations and certified help desks. To ensure this quality and our valued clients’ satisfaction, we continue to make investments in client service and support, and continually evaluate our performance, including via electronic customer satisfaction surveys. We also continue to hire and train experienced and technically sophisticated network support and services personnel. Our commitment to providing high quality services is evidenced by our receipt of numerous industry awards. In June 2004, for example, we were named “Best in Class” for the ninth consecutive time in a report and analysis of global service providers undertaken by Telemark Consulting Ltd.

Develop value-added services to meet our clients’ needs

We are committed to developing innovative application services designed to meet our clients’ ongoing needs. Our broad array of security, access, mobility, enterprise management, data communications, voice and video services enables us to provide our clients with a complete solution to meet all of their global communications needs. To further enhance our network service offerings, we continue to raise our standards in service level management and security. Our expanded efforts in the area of “mobility” allow us to deliver business solutions across an increasingly diverse and dispersed group of end-user devices.

Our Service Solutions

Our business focuses on providing mission critical value-added global communications services to meet our clients’ global communications needs. We use a consultative, application-oriented approach, branded as “Application Defined Networking,” to help our clients develop a network infrastructure that meets their unique needs. We analyze how efficiently the enterprise-class applications in which a client has invested—those applications that are the most network intensive and are mission critical to the client’s business—are performing in that client’s operational environment. We then use the results of our analysis to identify the client’s needs and use our extensive portfolio of products and services to provide global, customized solutions to fit those unique requirements.

We offer our clients either individual services that they can use as part of their own networks or more integrated solutions that combine several of our services. Examples of how our services and solutions meet our clients’ needs include:

•	For Nestle, a leading consumer products company, we provide enterprise-wide services, including IP and Network Management services in over 55 countries;

•	For Solvay, a leading chemicals and pharmaceuticals manufacturer, we provide an enterprise wide network solution including IP MPLS and security solutions; and

•	For Toyota Motors, a leading automotive manufacturer, we provide a regional IP solution throughout Europe.

The World Network is the physical platform across which we seamlessly deliver all of our network services. Our global network management/local support infrastructure is a combination of customer care, network management, network implementation, billing and field services that allows us to offer our solutions uniformly and consistently throughout the world.

We develop client solutions by working with our country representatives. In most cases, our country representatives interface directly with our clients and have responsibility for both selling and servicing each client location in their respective territories. To ensure that our services are provisioned with the highest quality of service, our country representatives oversee the deployment of each client solution using a highly-developed set of systems, processes and infrastructure that have been developed, tested and improved over the last 30 years. After installation, our integrated global billing system enables us to provide our clients with a single invoice for all of their services.

We believe the time and capital required to duplicate our global capabilities provides us with a significant competitive advantage and creates a barrier to entry for companies aspiring to offer global managed services.

Our services are organized into four categories: Network Services; Consulting Integration and Provisioning Services; Application Services and Other Communications Services. For details of the revenue associated with each of our service categories, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

Included in the Network Services category are our traditional data communications solutions—our Intranet and Internet services—as well as an expanded range of innovative communications solutions aimed at addressing the evolving technological requirements of our clients. Among these communications solutions are our Multimedia and Mobility Services.

Intranet Services.    Our IP VPN Secure service supports IP VPNs to provide functionality similar to the public Internet but with the performance characteristics of The World Network. IP VPN Secure is a leading-edge service using MPLS and offering Classes of Service for data, video and voice transmissions. We offer our customers three levels of IP VPN Secure services to meet specific application performance characteristics in addition to voice and video Classes of Service. We back this capability with strong service level agreements. We were among the first providers to offer an intranet IP VPN service and have over a decade of experience in provisioning services using the world leading Internet Protocol. We believe that our IP VPN Secure services are also well designed for corporations seeking to establish extranets or engage in e-commerce.

Infonet was the first company to offer “application defined” worldwide Frame Relay services with customized performance levels. We offer this service in more than 70 countries and territories. Through our Frame Relay service, we enable our clients to assign Class of Service levels to Frame Relay traffic for each application. Our customized networking options allow our clients to maximize network performance while minimizing network costs.

Our global Asynchronous Transfer Mode, or ATM, services address the increasing demand for high speed integrated voice, video and data services, and for bandwidth-intensive applications, such as video conferencing.

Using ATM, we can prioritize traffic using Class of Service technology and transmit voice, data and video with guaranteed quality of service at speeds up to 622 megabits per second, or Mbps. These characteristics make ATM an excellent choice for broadband communications. By using ATM to integrate data, video and voice services, we believe that our clients realize the highest performance from their applications and achieve significant cost savings.

Internet Services.    Our IP VPN Internet services enable clients to utilize Infonet as their global Internet Service Provider, or ISP, with consolidated support and billing across multiple countries to access the Internet or build an IP VPN over the public Internet. This capability is a distinct benefit for clients that would otherwise use multiple ISPs in different countries. Clients can connect to our Internet backbone from more than 55 countries and territories using access services that include managed, dedicated and dial-up Internet access. We also offer advanced encryption and authentication services through agreements with Cisco Systems and Verisign, respectively. Our IP VPN Internet service is often used to complement our private IP network service, IP VPN Secure, in locations that cannot justify the cost or do not require the higher performance and associated costs involved with private IP networking.

Multimedia Services.    For many global enterprises, critical business support functions such as telephony, faxing and video conferencing can be costly and inefficient. We believe that our Multimedia Solutions address the unique needs for global voice and video communications and provide a range of more cost-effective, managed services for our multinational clients.

Our voice over IP and video over IP services integrate multiple voice, video, fax and data networks onto The World Network to deliver a global enterprise solution. These services are available both as standalone solutions and as converged solutions that accelerate the transition from traditional switched voice and video services to packet based services. We offer Class of Service for our voice over IP and video over IP services. Because our voice over IP and video over IP services can be integrated with any of our Class of Service Intranet offerings, clients have significant flexibility to design a service solution that is customized to meet their individual needs. In addition, we offer our clients a customized dial-plan capability and bill them with a single global invoice that includes location and call details. Our video over IP services are currently available in more than 30 countries and territories, and our voice over IP services are currently available in over 45 countries and territories with the capability to terminate calls in more than 200 countries and territories.

Mobility Services.    We have been providing remote access solutions to multinational enterprises for many years. Over the past decade, we have evolved our remote access services to anticipate and satisfy our clients’ need for user mobility—the ability to access corporate information and applications wherever an end-user is working. We have increased investments in our remote service capabilities, winning recognition for our wireless innovation and global leadership. In September 2003, we publicly announced our mobility strategy under a new brand, MobileXpress. Building upon a history of addressing remote user requirements, we have expanded our service offering to include Wireless LAN/Wi-Fi and Wireless WAN/mobile services through a series of partnerships designed to complement our award-winning remote access services.

We provide switched connectivity through The World Network that is designed to ensure secure access for our clients’ employees, business partners and customers. We also provide worldwide VPN connectivity for remote offices and local area networks, or LANs, that support small office/home office and business partner/client extranet solutions as well as basic Internet access requirements. We can offer network access on telecommuters’ home computers, through toll free dial-up service, broadband access or via mobile devices, allowing clients to leverage their investment in other Infonet Network Services.

Our MobileXpress service focuses on providing our remote users secure, easy access to all of their applications. To that end, our remote access services provide our clients’ employees, who are traveling or who are located remotely, with access to the same network applications that are available at their primary office. Using our services, applications such as enterprise resource planning, file sharing, Internet access and e-mail are accessible with higher levels of security and performance than would normally be provided if these applications were accessed via the public Internet. We contract with some of the industry’s leading suppliers of enhanced security products to offer our clients security products that provide greater security than traditional password systems. As a result, our remote access services provide connectivity for “virtual offices” almost anywhere in the world, quickly, securely and cost-effectively.

We remain active with organizations such as the Wi-Fi Alliance, driving industry standardization and adoption of emerging technologies. Our MobileXpress strategy extends the boundary of Infonet’s World Network by allowing wireless anywhere, anytime communications. This natural extension to our global communications portfolio provides not only additional value to multinationals, but also enhances the breadth of our overall solution set.

Consulting, Integration and Provisioning

We offer provisioning and implementation services to our clients to implement our service offerings, including the “last-mile” part of the solution. Our country representatives provide on-the-ground support and the local implementation necessary to deliver these services on a global basis. As part of our integrated solution, the country representatives may provision leased lines or alternate access methods from a local telecommunications provider to connect our customer sites to The World Network. In addition, our country representatives may procure, install and maintain the appropriate customer premise equipment—the devices at the customer site that connect the client’s internal network with The World Network. We have traditionally provisioned customer premise equipment based on the local market price of the equipment. In an effort to reduce the costs of provisioning these devices, we are continually trying to negotiate more competitive prices on a global basis. We believe that few other global data communications service providers can offer similar localized services on a global scale.

Furthermore, in remote locations where wireline connectivity is impractical, we provide satellite-based clear channel network connections through our VSAT Connect Service. We currently offer this service in conjunction with G2 Satellite Solutions, a division of Panamsat Corporation. Our VSAT service has a virtually worldwide footprint and is fully supported 24 hours a day, seven days a week.

We also offer consulting services designed to assist multinational enterprises to better align their information technology investments, local area networks and wide area networks with their primary applications, end-user requirements and business goals. We also offer consultative services that analyze the relationship between our clients’ applications and their network. Through our patent pending Network Analysis Program, we provide a customized solution to balance applications and network sizing for end-user requirements.

Application Services

Our Application Services include call center, security, enterprise management, messaging and collaboration and managed extranet services. Our call center services, currently available across Europe, include four levels of customized real-time control, enabling our clients to harness what we believe to be the latest call center application technologies. This service provides our clients with the ability to dynamically monitor and control call routing based on demand. Using an Intelligent Call Routing platform, we manage all inbound call technology, including the provisioning and management of the local numbers in each country. We also provide our clients with the ability to effectively route incoming traffic from across Europe to the call center or skill group that best matches enterprise resources with customer inquiries. In this way we help our clients improve agent productivity and customer handling.

We offer layered managed security solutions that enable clients to build secure private and public network solutions. These services include private and public encryption (IPSec), authentication (Public Key Infrastructure [PKI] and digital certificates) and Secure Site services such as managed firewall, managed intrusion protection, anti-virus, website blocking and filtering, and threat analysis services. Also, in conjunction with our Mobility Services, we enable our remote users to run broadband-based wired and wireless applications securely by using our Secure Socket Layer, or SSL, and/or public and private key encryption and strong authentication services. With these services, our clients can implement comprehensive global security measures while controlling the associated costs.

Our Enterprise Management suite of services provides our clients global visibility and end-to-end management of the process flows of their critical business systems. Using these services, our clients can monitor the performance of their Infonet VPN services, their own IT infrastructure, including their network equipment, security devices, servers and IP Telephony technology, and their enterprise applications. By adopting an out-tasking, rather than an outsourcing model, we have enabled our clients to maintain internal control of some portions of their infrastructure, while outsourcing others. In addition, by allowing our clients to choose the level of service and management they desire for each element, we have provided them with the flexibility to design a cost-effective solution that fulfills their financial and operational requirements.

We host e-mail services for our clients using Internet based messaging software and Lotus Notes software. Our e-mail hosting activities include management of the clients’ servers, software support and services, and e-mail translations to Short Message Service, or SMS, text messaging and fax. Additionally we provide a means for our clients to leverage the electronic efficiencies of using an Extranet to connect customers, suppliers and business partners through our Managed Extranet Service.

Other Communications Services

Other Communications Services include X.25 services and other legacy communications services. As customers transition away from the X.25 legacy service to one of our other Network Services, we expect that the number of customers in this category will continue to decline.

Client Base

We power the networks of multinational clients that are diversified across both industry groups and geographic regions. We provide our services to many of the world’s largest multinationals. Our clients include 34% of Fortune’s Global 500 for 2003, evidencing the central role we play in the global communications industry. In the fiscal year ended March 31, 2004, we added 628 new client contracts. We ended the fiscal year ended March 31, 2004 with over 2,060 clients. Other than one client that comprised more than 8% of our total revenues, no other client exceeded 2% of our total revenues in the year ended March 31, 2004.

A substantial portion of our revenues is under contract for one to three years, with contracts for some clients extending even longer. Excluding Consulting, Integration and Provisioning services, which are used by substantially all of our clients, 44% of our clients use multiple services, benefiting from our broad product portfolio. To date, our most popular suite of services has been our Intranet Services, with more than 80% of clients currently using these services. We also serve a diverse client base, with our largest clients representing various industries such as manufacturing, technology, banking, pharmaceutical and consumer products.

We believe that we attract and retain clients by offering secure, high quality services and support. In addition, we believe that our clients will continue to use our services because the act of switching service providers not only has the potential to compromise the security and performance of a client’s network, but also presents a significant inconvenience. For example, the client would have to expend significant time to disconnect and reconnect the service and each service to be switched would experience disruptions during the transfer. These issues are exacerbated for our larger clients who use many of our services. As a result, we have kept our overall churn rate (measured by annual revenue lost from clients who stop using our services entirely) below 4% for each of the past three years. In addition, our larger clients typically have renewed their contracts with us and continue to use our services.

Distribution

Infonet employs a multi-tiered distribution strategy in order to maximize growth, use of our network and economies of scale. Our sales strategy utilizes both Direct Channels and Alternate Channels.

Direct Channels

We call our direct channel in-country sales and support units our country representatives. They give us the global reach and strong local presence in the countries in which we operate. Our 59 country representatives, which may be stand-alone companies or part of another local company, actively provide services in over 70 countries and territories.

As of March 31, 2004, our consolidated country representatives, those country representatives in which we own a controlling interest, consist of 12 separate country representatives that provide services in 14 countries— Belgium, Canada, China, France, Italy, Liechtenstein, Luxembourg, Mexico, Monaco, Russia, Singapore, Turkey, the United Kingdom and the United States. Our consolidated country representatives accounted for approximately $237.8 million of our revenues in the year ended March 31, 2004, representing about 38% of total revenues. In addition to our consolidated country representatives, as of March 31, 2004, we had five country representatives in which we had an ownership interest that is less than fifty percent, and 42 country representatives in which we had no ownership stake. In the aggregate, our country representatives generated approximately $551.3 million or 89% of our revenues in the year ended March 31, 2004.

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

Each of our country representatives is involved in in-country sales and marketing, operations and client support. They each maintain a sales force that directly calls on clients, coordinates the contract signing process, manages accounts on a daily basis and serves as the first point of contact for clients, generally providing service in the local language. We rely on our country representatives to apply their knowledge of the local operating, regulatory and market conditions to market our service offerings effectively to the local client base. In order to minimize our regulatory hurdles, our country representatives usually enter into the legal contracts with our clients. Sometimes, to adequately address the needs of a potential client, country representatives from different countries will collaborate with each other and make joint sales presentations. Once a new client has signed a contract, we configure the network for the service and coordinate with other country representatives to implement the solution for the client. Our country representatives take a leading role in implementing the last-mile part of the solution by provisioning local access solutions and installing equipment at the client site. In addition, the country representatives provide local support for our services by operating local network nodes and, in some cases, housing and operating components of the infrastructure for specific services on our behalf.

We have service agreements with all of our country representatives that govern our relationships. The agreements generally are non-exclusive and similar for all country representatives, with most providing for an initial one-year term with an automatic annual rollover. These agreements provide the country representatives with:

•	the right to market and sell our services;

•	the right to use our trademarks and service marks;

•	access to operational and marketing documentation; and

•	training materials and sessions.

The agreements typically give us:

•	the right to recommend prices;

•	the right to jointly set revenue targets with the country representatives;

•	the ability to terminate the agreement if the country representative fails to meet the revenue targets or if targets cannot be agreed upon; and

•	the ability to determine staffing of the local office jointly with the country representatives.

The agreements outline the fees that the country representatives are required to pay us for access to our network. In addition, the agreements outline our compensation and pricing arrangements with the country representatives.

Alternate Channels

Our alternate channels accounted for approximately $71.0 million or 11% of our revenues in the year ended March 31, 2004. We do not have an ownership interest in any of the entities that comprise our alternate channels. We classify our alternate channels into two different categories:

Partners.    Our partners are generally licensed to sell the totality of our product line.

Resellers.    Resellers are value added resellers that sell very specific Infonet network services under private label as part of a larger service offering to multinational companies in their markets. Major telecommunications companies also resell specific Infonet network services to increase the reach of their network.

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

Reportable Segments

Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Year Ended March 31,
	2002	2003	2004
Revenues from external customers:
Direct	$405,480	$560,101	$551,325
Alternate	240,299	94,095	71,048

Consolidated total	$645,779	$654,196	$622,373

Operating contribution:
Direct	$163,807	$258,241	$194,139
Alternate	74,818	29,800	33,486

Operating contribution from reportable segments	238,625	288,041	227,625
Core network, overhead and other non-allocable costs	(248,929)	(329,932)	(291,998)

Loss before provision for income taxes and minority interest	$(10,304)	$(41,891)	$(64,373)

Depreciation and amortization:
Direct	$10,473	$9,726	$11,075
Alternate	16	63	85

Depreciation and amortization from reportable segments	10,489	9,789	11,160
Core network, overhead and other non-allocable costs	65,309	66,548	68,328

Consolidated total	$75,798	$76,337	$79,488

	March 31,
	2002	2003	2004
Total assets:
Direct	$97,234	$121,965	$149,646
Alternate	49,280	32,803	14,592

Total assets of reportable segments	146,514	154,768	164,238
Core network, corporate and other non-allocable assets	1,263,625	939,959	894,069

Consolidated total	$1,410,139	$1,094,727	$1,058,307

Geographic Area

Financial information by geographical area is presented below (in thousands):

	Year Ended March 31,
	2002	2003		2004
Revenues from external customers based upon the country in which invoices are produced:
United States	$133,222	$201,521	(a)	$169,500	(b)

International:
Netherlands	97,192	75,979		70,006
Germany	40,017	51,380		61,639
Switzerland	37,078	39,885		38,939
Japan	26,521	35,554		35,653
Sweden	47,345	35,462		34,018
Belgium	27,570	23,543		32,583
United Kingdom	80,454	34,450		29,705
France	32,871	26,292		22,639
Other	123,509	130,130		127,691

Total international	512,557	452,675		452,873

Consolidated total	$645,779	$654,196		$622,373

(a) Includes management contract incentive fee of $73.7 million in the year ended March 31, 2003.

(b) Includes management contract incentive fee of $2.3 million in the year ended March 31, 2004.

	March 31,
	2002	2003	2004
Long-lived assets by country:
United States	$485,008	$411,514	$388,780

International:
United Kingdom	3,218	3,871	4,863
France	1,186	1,556	5,032
Other	4,989	6,583	9,983

Total international	9,393	12,010	19,878

Consolidated total	$494,401	$423,524	$408,658

Revenues by Service Category

The company’s revenues by service category are presented below (in thousands):

	Year Ended March 31,
	2002	2003	2004
Revenues from external customers:
Network services	$305,226	$321,661	$335,551
Consulting, integration and provisioning services	193,092	191,080	227,832
Applications services	8,269	21,974	40,579
Other communications services	139,192	45,828	16,066
Management contract incentive fee	—	73,653	2,345

Total revenues	$645,779	$654,196	$622,373

Final AUCS Incentive Payment

On October 1, 2002, our three-year arrangement with AUCS Communications Services N.V., Unisource, the then owner of AUCS (Unisource has since been liquidated), and the three companies that own AUCS—KPN, Swisscom and Telia—was terminated by its terms.

The AUCS arrangement included a management agreement that also terminated on October 1, 2002. Under the management agreement, we received a fee equal to 1.5% of the revenues associated with the AUCS services, subject to a defined maximum, and an incentive payment based upon the achievement of defined financial performance criteria. In accordance with the amount claimed, we received an interim incentive payment of Euro 56 million (approximately $56.7 million) on December 15, 2002. In March 2003, in accordance with the Incentive Payment Agreement, the final incentive fee of Euro 77 million was agreed upon by the parties. In accordance with the Incentive Payment Agreement, of the unpaid incentive fee balance of Euro 21 million, Euro 16 million (approximately $16.9 million) was paid in April 2003 and Euro 5 million was placed in an escrow account for final disposition pending resolution of certain contingencies as required by the terms of the incentive payment agreement. During the year ended March 31, 2004, we received a final payment of Euro 2 million (approximately $2.3 million) from the escrow account as required by the terms of an Incentive Payment Settlement Agreement, and we do not expect to receive any additional payments.

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

Promotion and Advertising

We recognize that strong brand development and increased name awareness are important in obtaining market share. Our main competitors in the industry, the incumbent telecommunications companies, have extensive brand recognition. In order to compete with these market players, we rely on general awareness campaigns focused on advertising initiatives and promotions that are designed to rival the advertising programs of our competitors. In addition to advertising, our promotional, public relations, sponsorships, merchandising and co-marketing programs during the year continue to promote Infonet’s name in our target marketplace.

Some of the highlights of our corporate marketing activities during the fiscal year ended March 31, 2004 that we believe have increased awareness, garnered industry awards and enhanced the stature of our corporation include: continuation of our marketing campaign based on the phrase “Insight Matters;” expansion of our Industry Analyst program, designed to increase awareness in this group; the continuation of our new client e-newsletter; and the launch of additional direct marketing activities. Additionally, our media relations program has substantially increased the number of publicly available reports describing our services and capabilities.

In an effort to further develop brand awareness, we advertise in high traffic locations such as major international airports. In addition, we are a major sponsor of the Alinghi, the Swiss challenge to the America’s Cup, which won the America’s Cup for 2003. With the Alinghi’s win, we have had the opportunity to organize and participate in numerous high profile events, providing us increased name awareness and recognition. We plan to continue to benefit from these activities with our renewed sponsorship of the Alinghi until 2007, when she will defend her title. As a result of these efforts, we were awarded the Telecom Marketing Award for Best International Marketing Campaign “The Alinghi Sails to Victory.”

Industry Participants and Competition

The markets in which we compete are highly fragmented. Most participants specialize in specific segments of the market, such as:

•	access or backbone provisioning;

•	managed access, for example, intranets and extranets;

•	application services, for example, Web hosting;

•	security services; and

•	communication services, for example, IP-based voice, fax and video services and commercial e-mail.

Our potential competitors include long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, software and hardware vendors, wireless telecommunications providers and national and regional ISPs. In addition, there are established and start-up companies that have built global networks and are offering data communications as part of a comprehensive communications services portfolio. During the past twelve months, several of our competitors have emerged from bankruptcy. Some of our competitors have substantial financial resources to compete with us, and some continue to impose strong price pressures on the market.

Our chief global competitor is France Telecom/Equant, followed by AT&T and MCI (previously known as Worldcom). In addition, we also compete regionally with some of the regional incumbents, such as BT Global Services, Deutsche Telekom and others in Europe and SingTel and NTT in Asia. Many of our existing and potential competitors have greater financial resources, larger customer bases, greater name recognition and more established business relationships within the industry than we do.

We believe that competition in the data communications market is mainly a function of the ability to offer a broad variety of innovative services available on a reliable network supported by an effective service organization. In addition, in order to meet all of the needs of multinational enterprises, managed network providers need to establish a comprehensive “stewardship” role over their clients’ networks that embraces all network technologies and focuses on each individual client’s business processes. We believe that the key factors to our competitive position in this market are:

•	our global reach;

•	our full range of value-added services;

•	our ability to provide customized solutions;

•	our solid financial position;

•	the reliability of our extensive global network;

•	our extensive country representative structure and the support it provides to our clients; and

•	our high customer satisfaction levels.

The World Network

We control and operate The World Network, one of the world’s largest seamless advanced fiberoptic global data networks in terms of geographic coverage, which is accessible from over 180 countries and territories. Our network supports the major data communications protocols that allow us to offer a broad range of services. Our network architecture allows us to respond quickly to our clients’ changing needs for increased bandwidth capacity, reliability and security while continuing to manage data traffic patterns efficiently. Because we manage our network closely, we are well positioned to control and customize the services we deliver to our clients.

Clients can access The World Network through dedicated, dial-up, wireless or other access services. If a client uses a dedicated line to access the World Network, one of our country representatives leases the line from a local telecommunications provider. Our dial-up services offer remote access to The World Network through the local public telecommunications networks. We offer additional access methods such as digital subscriber line (DSL) and broadband wireless remote access and adapt them to our backbone for increased efficiency. Clients can choose to have us manage their entire provisioning and support at and between each client location.

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

Global Switching Node Locations

Within the World Network, we use our Global (or Backbone) Switching Nodes to cost effectively aggregate and distribute interregional network traffic flows. Each of these node locations is equipped with Marconi ATM switches, interconnected by fiber optic transmission trunks ranging from 45 Mbps to 2.5 gigabits per second, or Gbps, and is capable of accepting multiple channel inputs of data. As of June 2004, there were 86 Backbone Switching Node locations in service, located in over 30 countries. Some of these nodes also serve as Regional Switching/Access Nodes.

Regional Switching/Access Node Location

We use our Regional Switching/Access Nodes to aggregate regional traffic and provide access to The World Network for clients with bandwidth-intensive applications. These nodes provide both switching and access services within The World Network. Each of these node locations is equipped with Marconi, Cisco, and Nortel devices. The Nortel Passport switches provide Frame Relay capability as well as high capacity access to the Backbone Switching Nodes through our backbone. The Cisco hub and access routers provide high capacity local access for our clients and aggregation services for regional IP traffic. The Cisco hub routers can also use the Nortel Passport switches for connection to the Backbone Switching Nodes to exchange data interregionally. Our Marconi equipment enables us to provide ATM services. As of June 2004, there were 167 Regional Switching/Access Nodes located in over 50 countries, each supported by onsite engineers. Dedicated customer access speeds range from 2Mbps to 45Mbps.

In-Country Local Access Solutions

In order to better serve our clients from a network access perspective, we are continuing to implement several key initiatives aimed at further expanding our reach within certain countries and metropolitan areas and reducing local access costs. These initiatives include:

In-Country Solutions.    Our in-country initiatives are designed to expand our reach throughout certain countries by increasing the number of local access nodes available to our clients. This expanded reach brings us closer to our clients. In addition, our in-county solutions are transport technology neutral, thus enabling us to deliver a complete suite of network services at a reduced cost. One of our in-country solutions involves contracting with local telecommunications providers to establish in-country networks, or ICNs, in some of our high traffic locations. We have successfully deployed ICNs in the United States, France, Germany, the United Kingdom, Belgium and Italy. We are also evaluating additional countries for deployment later this year. As another part of our in-country solutions, we intend to deploy our own local access nodes in several countries during fiscal year 2005. Both of our expansion strategies rely on the use of Extended Access Points of Presence, or EAPOPs. Although we are currently using these EAPOPs for transport only, we may convert them into full service nodes in the future. By using an end-to-end managed “EAPOP” solution, we expect to realize significant cost reductions while maintaining quality levels of service.

The Optical Strategy.    Our backbone buildout strategy continues to focus on the deployment of optical technology in our network. While it is not our current intent to create a separate optical backbone, we plan to continue to deploy optical network capabilities as an enhancement to our current infrastructure. We intend to limit this deployment in fiscal year 2005 to areas in which we have heavy capacity requirements and where the deployment will result in overall cost reductions. We have primarily implemented this solution in metropolitan areas. We have already deployed metropolitan networks in New York City, London, Paris, Frankfurt, Amsterdam and Los Angeles, with optical connectivity via EAPOPs in Seattle, Boston, San Jose, Phoenix, Atlanta, Washington D.C. and Chicago in the United States and Dusseldorf in Germany. Several more optical EAPOPs are currently in progress in the United States and Germany. We plan to connect these metropolitan rings using optical technology to allow for greater efficiency in our network.

Alternate Access Technologies.    In a number of countries, including Australia, France, Germany, the Netherlands, Singapore, the United Kingdom and the United States, we have begun to deploy the use of DSL (ADSL or SHDSL) as an alternative method for connecting our clients to The World Network. In addition, we plan to offer Ethernet as an alternate access method. Using these alternate access technologies, we can contain some of our increasing local access costs. As a result, we expect a considerable increase in use of both xDSL for lower speed access and Ethernet for higher speeds on a global basis.

Extended Client Access Solutions.    We provide access to The World Network from over 180 countries and territories through interconnections with other global, regional and national networks. In remote locations where terrestrial connections or alternative paths for specific high availability applications are not available, we use satellite technology in collaboration with G2 Satellite Solutions, a division of Panamsat Corporation to provide clients access to The World Network via satellite links.

Backbone Capacity

Our backbone connects all nodes on The World Network. We obtain backbone capacity from major telecommunications carriers through a combination of purchased bandwidth and short-term leases, which enables us to take advantage of both long term economical solutions and falling bandwidth costs. The term “purchased bandwidth”, which is used throughout this document, refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and IRUs (Indefeasible Rights of Use). We have invested significant capital resources to expand and upgrade our network in order to maintain our competitive advantage.

Network Protocols

Our network strategy is to support a wide range of managed data communications services over a common infrastructure. As such, our global network infrastructure supports a variety of protocols including IP, Frame Relay, ATM and X.25. Our existing network offers seamless managed communications services on a worldwide basis. We have implemented MPLS Class of Service for our IP clients, which allows them to prioritize the delivery of their data by application and ensure that mission-critical applications receive a higher priority than other data transmissions. This capability also exists for our ATM and Frame Relay clients.

Network Management

We manage our network and monitor its operation 24 hours a day, seven days a week through two network control centers, one located in Los Angeles and the other in Brussels, and a centralized global customer assistance center, or GCAC, located in Los Angeles. The GCAC oversees, coordinates and supports our local, in-country help desks. We offer a certification program that trains our local help desks to assume additional direct support responsibilities historically reserved for our centralized GCAC, thus allowing the local organizations to provide a higher level of direct technical support to their clients. To date, 40 local support organizations have been certified, and we anticipate extending certification to additional local organizations in fiscal year 2005. As an additional level of technical support for the GCAC, we provide highly trained and experienced technicians, our Global Technical Support, or GTS, team, located in Los Angeles, Brussels and Tokyo to resolve those customer needs that cannot be addressed by the first point of contact (local help desk or GCAC). As with our certification program for general customer support, we have implemented the GTS Extension program that trains technicians in our local organizations to provide this higher level of support offered by GTS in-country. To date, the GTS Extension program has been implemented in seven countries. Our total customer support operations, including those of our country representatives, consist of multilingual, technologically experienced staff with service in over 65 countries.

Our network management infrastructure is an integral component of the seamless delivery and management of our suite of services. We proactively monitor the “real-time” status of over 180,000 active network interfaces that provide performance feedback on a daily basis. Consistent information is available to all global support entities using trouble tracking services, network alerts and alarms, change configuration and security management processes. We continue to enhance these capabilities by adding automation tools and providing on-going training.

Network Security.    We have built and maintain an advanced security and control structure using a layered security approach. Because we manage our global network from end-to-end, we maintain central control of network access, operations and maintenance. Using industry leading technologies, we provide a high level of security and proactively protect our network through various means including firewalls, intrusion detection systems, network anti-virus systems, network address translation, source address hiding, URL content filtering, network architecture structures, real-time monitoring and reporting as well as various dedicated network and remote access authentication processes. In addition, our network security team performs periodic reviews, tests and risk assessments to proactively identify vulnerabilities in or threats to our network, and our Computer Emergency Response Team has been trained to respond to reports of suspicious activities on our network or against our network resources.

Backup Network Control Centers and Circuit Diversity.    Each of our network control centers serves as the primary control center during its regional business day. As a result, both locations are fully equipped to assume complete network control responsibilities for our network in case of a major disaster or other outage at one of our control centers. In addition, in order to lower the potential exposure from major failures or disasters affecting a node, or any individual network connection, all but a few of our nodes are connected to at least two other nodes via redundant connections so that no single connection failure will result in the isolation of the node. The failure of a connection results in the automatic rerouting of traffic to one or more alternate network paths. In the event of a node outage, transit traffic is automatically rerouted to paths around the failed node. In addition, we have, over our operating history, sought to ensure that our circuits are, to the extent practicably possible, diversely routed so that a major failure by a carrier on a given route does not result in a total network outage to our clients. This structure is designed to minimize potential network disruptions to our clients worldwide.

Disaster Recovery.    Under our disaster recovery plan, we distribute our critical operations over two global regions, which constantly share information with one another. Each of our network control centers and GCAC are essentially self-contained units located in diverse geographic regions, and thus provide natural disaster backup for each other as described below:

•	Network Control Centers in Los Angeles and Brussels;

•	Global Customer Assistance Center in Los Angeles;

•	National Customer Assistance Centers in 59 countries, including certified help desks in 40 countries and territories; and

•	Global Technical Support Centers in Los Angeles, Brussels and Tokyo with extended support in the Netherlands, Belgium, Germany, France, Japan, Singapore and the United States through the GTS Extension program.

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

Intellectual Property

Our business makes use of proprietary technologies and processes and other intellectual property. We rely primarily on trademark, copyright and trade secret laws, as well as confidentiality agreements and other methods, to protect our intellectual property. These measures may not provide meaningful protection for our intellectual property. We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with our employees, partners and clients.

We also utilize trademarks on nearly all of our products, for which we have both registered and unregistered trademark protection in the United States and certain foreign countries. The specifics of trademark protection vary depending on the location, but provided we continue to use the trademark and follow the requirements for renewal, we expect our trademark protection to last indefinitely. We believe that our trademarks contribute to the market identification of our products.

In addition, we have filed several U.S. patent applications relating to various software programs that allow us to collect and process certain performance statistics relating to a client’s network and thereby develop optimal network solutions. We may not receive any patents as a result of these applications or future applications. Even if patents are issued, the patents may not provide us with meaningful protection, as our claims may not be sufficiently broad to protect our technology and our patents could be challenged, invalidated or circumvented. In addition, we may not have foreign patents or pending applications corresponding to our U.S. patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not exist.

Regulation in the United States

With regard to a significant majority of our business, we operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934, as amended, and as an enhanced service provider, as that term is defined in the Federal Communications Commission, or FCC, rules. The FCC currently does not regulate the services we offer in the United States because our services provide the capability for storage, retrieval, processing and transforming the information that our clients transmit over our virtual networks. Our services generally are referred to as value-added services and are configured for the data transfer requirements of the specific clients. The FCC also does not regulate value-added services such as voicemail, facsimile, database access, storage and retrieval services, store-and-forward messaging services, network management services, and Internet access, which are not encompassed in the FCC’s definition of “basic telecommunications services” and which we refer to as enhanced services. Collectively, these services are classified for regulatory purposes as “information services.” In most foreign jurisdictions we operate as a value-added services provider. One of our subsidiaries, Infonet Telecommunications Corporation, has obtained authorizations to provide non-facilities-based resale interexchange (long distance) services in a number of states in the United States. Resale interexchange services are generally subject only to light regulation by the FCC and the states. We foresee this subsidiary serving only multinational enterprises to which we also provide unregulated enhanced data services. We do not intend for this regulated business to become a significant focus of our overall business strategy. In addition, although we do not otherwise operate as a common carrier, our subsidiary, Infonet Broadband Services Corporation, holds authorizations to provide international services between the United States and other countries on a common carrier basis. These authorizations require us to comply with specified regulatory filing and reporting requirements. If we begin to offer regulated telecommunications services as a common carrier, or if the FCC determines that our services constitute regulated telecommunications services, we will become subject to additional rules and policies. If we fail to comply with those rules and policies, we could become subject to enforcement actions or investigations, either of which could result in substantial penalties, including the loss of our authorization to provide telecommunications services.

Various existing U.S. federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the telecommunications industry operates. In particular, the FCC and the U.S. Congress currently are reviewing many aspects of the regulatory treatment of internet protocol, or IP, enabled services. For example, the U.S. Congress and FCC are considering proposals to expand the scope of what services are subject to universal service contributions as well as the requirement to deploy certain surveillance capabilities to assist law enforcement. Additionally, the FCC continues to refine its international service regulations in order to promote competition, to reflect and encourage deregulation in foreign countries and to reduce international accounting rates toward cost, and some foreign governments are actively considering regulation of some of the services we offer. We cannot predict the outcome of these proceedings or events, or the impact they may have on the telecommunications or information services industries generally, or on us particularly. Among other things, these changes may increase competition and alter our ability to compete with other similar service providers, make it more difficult to introduce new services or make it more expensive to provide our existing services. We cannot assure you that future legislative, regulatory or judicial changes in the United States or in other countries in which we operate will not have a material adverse impact on our business.

Regulation in Non-U.S. Markets

Although most countries impose little or no regulation on our services, the laws and regulations governing our services are under review in many countries outside the United States and are subject to change. Consistent with our strategy of obtaining licenses or authorizations to provide regulated services when we are able to obtain more favorable facilities or capacity lease terms or interconnection arrangements, we or our country representatives have obtained facilities-based authorization to provide telecommunications services in several countries. We may also obtain authorizations in additional countries to meet our business needs. In some countries we are able to obtain the more favorable arrangements we seek simply by notifying the relevant government authority that we intend to provide certain services. In other countries, we are engaging in discussions with foreign regulators to determine whether we must apply for authorization in order to acquire or lease facilities or interconnect with other carriers.

Seasonality

Neither our business, nor our business segments, are materially affected by seasonal factors.

Employees

As of April 30, 2004, including our consolidated country representatives, we had a total of approximately 1,085 employees, 393 of whom are located internationally. There are approximately 654 additional personnel charged with selling and supporting Infonet services who are employed by our non-consolidated country representatives, all of whom are based internationally. We have not experienced any work stoppages and consider our relations with employees to be good. None of our employees is represented by a labor union.

RISK FACTORS

Investing in our common stock involves a high degree of risk. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price of our Class B common stock could decline, and you could lose all or part of your investment.

If we cannot maintain or increase prices, our revenue may decline and our losses may increase.

As the telecommunications market continues to experience transitional changes, we face several factors that may negatively affect our pricing:

•	as national operators extend their services into regional markets, or regional operators attempt to extend their services globally, they may lead with price, which leads to a reduction of pricing power by global multinational network service providers;

•	the strengthening of incumbent operators may lead to high local access costs, requiring that we discount other components of our service offering in order to offer competitive pricing;

•	as carriers and operators emerge from bankruptcy, they may continue with disruptive pricing practices in order to retain or gain market share; and

•	the emergence of information technology consultants has created more aggressive customers, which serves to deflate pricing in the sector.

As a result of these and other factors, our clients frequently transition to different and more cost effective solutions offered by us when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or even reduced prices under the renewed contracts. We refer to this trend as price erosion. We expect price erosion to continue for at least the near term.

If we cannot lower our local access costs, our financial results may be adversely affected

We have experienced higher local access costs over the past several years. These higher costs cannot always be passed on to our clients, and we sometimes are required by business pressures to discount other components of our service offerings in order to offer competitive pricing of our solutions. We are undertaking strategic programs designed to lower our local access costs as a percentage of our revenue. If these programs are not successful, then our local access costs may continue at an elevated level, which would adversely affect our results of operations.

The markets we serve are highly competitive and our competitors may have much greater resources to commit to growth, new technology or marketing.

Our current and potential competitors include other companies that provide similar communications services to multinational businesses, including systems integrators, national and regional Internet Service Providers, or ISPs, wireless telecommunications providers, cable television and satellite communications companies, software and hardware vendors, and long distance and local telecommunications companies. We expect that this sector will attract other established companies and multinational alliances. Further, there are established and start-up companies building global networks and beginning to offer similar communications services as part of a comprehensive communications services portfolio.

Our competitors include companies such as France Telecom/Equant, AT&T and MCI (previously known as Worldcom). Our country representatives and suppliers, or their respective affiliates, are or could also become competitors either directly or through strategic relationships with our competitors. In addition, our six significant stockholders, KDDI Corporation, KPN Telecom B.V., Swisscom AG, Telefonica International Holding B.V., TeliaSonera AB and Telstra Corporation Limited, are among the world’s largest telecommunications companies. These stockholders, each of which has significantly greater resources than Infonet, have in the past, are currently, or may in the future, provide service offerings that are directly or indirectly competitive with our services. We have in the past and expect in the future to encounter competition as a result of the formation of global alliances among large telecommunications providers, such as the merger between France Telecom and Equant. In addition, these alliances may negatively impact our ability to form or maintain our own strategic alliances.

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

Some of our competitors may also be able to provide clients with additional benefits at lower overall costs. In particular, the growth rate in the communications industry may have begun to decline and, in response, several of our competitors have begun to lower the prices of their services, including data communications services, in an effort to attract a greater market share. We have responded, where appropriate, with similar price reductions; however, we may be unable to maintain this reduced pricing for an extended period of time and we may be unable or unwilling to meet any future price reductions. If our competitors lower their prices further or maintain their existing prices for an extended period of time and we are unable or unwilling to make similar adjustments to our pricing, our sales could decline. In addition, financial and competitive pressures have caused some of our competitors to seek protection from creditors, and in certain cases, renegotiate their operating cost structure with vendors, creditors and other third parties, including in some cases, in connection with bankruptcy proceedings. As a result, these companies may be able to operate more competitively in the future. We believe it is likely that, in light of the financial troubles that many telecommunications companies continue to experience, there will be a greater number of competitors who may lower their operating costs in bankruptcy or otherwise, or consolidate with other competitors with greater resources, any of which could increase competition in ways that may adversely affect our business, results of operations and financial condition.

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

A variety of factors, uncertainties and contingencies, many of which are beyond our control, will affect the continued expansion of our network, such as:

•	the availability and cost of transmission capacity;

•	continued deployment of our network;

•	availability of wireless transmission capacity and technologies;

•	local regulations; and

•	our ability to engage country representatives or other third-party sales and support channels.

Currently, there is substantial volatility in the market price for transmission capacity. We cannot assure you that we will be able to expand our network within the time periods and cost requirements we have currently established. If we fail to continue to expand our network our ability to service our clients, offer competitive and technologically advanced services and to grow our business may be adversely affected.

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

If our non-consolidated country representatives fail to perform their duties under our agreements, our business could suffer.

We own a controlling interest in only 12 of our 59 country representatives. We rely on our country representatives for most of the support and local implementation necessary to deliver our services on a global basis. We also rely on our country representatives for insights into local operating and market conditions. If our country representatives fail to perform their tasks or operate their businesses effectively our business could be adversely affected. This risk is particularly applies to our non-consolidated country representatives because we cannot directly control their business activities. In addition, we sometimes provide our country representatives with equipment and installation services to facilitate our market participation. We may have limited recourse, or potentially no recourse, if our non-consolidated country representatives do not perform the services that we need or expect them to perform, and we may not be able to recover our equipment. Our recourse may be limited because the local laws and judicial system may not be effective in enforcing our rights. Also, our country representatives are parties to the legal contracts with clients. If these agreements are terminated, the clients have no legal obligation to purchase our services.

In addition, we frequently depend on our country representatives to obtain the regulatory approvals and licenses that we need to offer our communications services in other countries. With respect to our non-consolidated country representatives, we cannot easily determine whether they are complying with local regulatory laws or taking the steps necessary to maintain proper licenses and permits. If any of our country representatives lose their telecommunications licenses, whether by violating local laws or otherwise, our business could suffer.

We depend on the telecommunications companies within our alternate sales channel for part of our revenues, and the loss of a significant number of these entities could limit our ability to sustain and grow our revenues.

Our alternate sales channel represents our indirect sales force and consists of various telecommunications companies that integrate some or all of our services into their product offerings. In the fiscal year ended March 31, 2004, revenues from our alternate sales channels accounted for 11% of our total revenues. As a result, we depend upon the continued viability and financial stability of these entities, as well as upon their continued interest and success in selling our products. Within our indirect sales channel, our services are often marketed under the name of the telecommunications company itself, not Infonet. Increased pricing competition resulting from the slowing of the growth rate within the data communications industry is making it more difficult for these entities to generate sufficient revenues. Many of the telecommunications companies within our alternate sales channel have experienced difficult financial circumstances. Some have already initiated bankruptcy or liquidation proceedings, and others may experience similar problems in the near future. The loss of one or more telecommunications companies within our alternate sales channel could have a material impact on our revenues.

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

We operate in and intend to expand further into international markets. We cannot be sure that we will be able to obtain or build the necessary global communications infrastructure in a cost-effective manner or compete effectively in international markets. There are risks inherent in conducting business internationally. These include, among others:

•	unexpected changes in regulatory requirements;

•	export restrictions;

•	tariffs and other trade barriers;

•	currency exchange risks or the imposition of currency exchange controls;

•	challenges in staffing and managing foreign operations;

•	differing technology standards;

•	employment laws and practices in foreign countries;

•	weaker intellectual property protections;

•	political, social and economic instability, including international terrorism and anti-American sentiment;

•	difficulty in collecting accounts receivable;

•	costs of services tailored to specified markets; and

•	potentially adverse tax consequences.

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

We invoice substantially all sales of our services to our country representatives and our indirect sales channel partners in U.S. dollars. Accordingly, most of our revenue is denominated in U.S. dollars. Our consolidated country representatives may derive their revenue and incur maintenance and other expenses in currencies other than U.S. dollars. To the extent that, either directly, through our consolidated country representatives or through our administrative subsidiaries, our expenses in a currency other than the U.S. dollar do not match our revenue in that currency, our operating results are subject to foreign currency exchange risk. Our non-consolidated country representatives’ and alternate sales channel partners’ operating results may also be subject to foreign currency exchange risk because they are obligated to pay us in U.S. dollars but may derive their revenue in currencies other than the U.S. dollar.

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

Our Class A common stockholders, in the aggregate, also beneficially own approximately 79% of our Class B common stock, which, combined with their Class A stock, equals more than 95% of our voting power. These stockholders exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could have a material adverse effect on our stock price.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include, among other things:

•	the size and timing of significant equipment and transmission capacity purchases;

•	the timing of new service offerings by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the timing of our network expansion;

•	the loss of significant clients;

•	market acceptance of data communications generally and of new and enhanced versions of our services in particular;

•	the length of our contract cycles;

•	changes in currency exchange rates;

•	our success in expanding our sales force and expanding our distribution channels; and

•	taxes.

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

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. From time to time, we have in the past and may in the future be subject to such securities litigation. For a detailed description of current securities litigation, see “Item 3. Legal Proceedings.” Any such securities litigation could result in substantial costs to us and a diversion of our management’s attention and resources and, if determined adversely to us, could result in damage awards that would have a material adverse effect on our business.

We face uncertain and changing regulatory restrictions which could limit our operating flexibility and increase our costs.

With the limited exceptions discussed below, in general the services we provide are not currently subject to direct regulation by Federal Communications Commission, or the FCC, or the states. Future changes in legislation or regulation, however, could result in some aspects of our current operations becoming subject to regulation or assessment for contribution to universal service subsidies by the FCC or a state of the United States. The FCC and the U.S. Congress currently are reviewing many aspects of the regulatory treatment of IP-enabled services, such as those we provide. If the FCC or a state seeks to regulate some segments of our activities as “telecommunications services,” we cannot predict the impact, if any, that this future regulation or regulatory changes would have on our operations.

One of our subsidiaries, Infonet Telecommunications Corporation, has obtained authorizations in a number of states in the United States to provide non-facilities-based resale interexchange (long distance) services. Resale interexchange services are generally subject only to light regulation by the FCC and the states. In addition to the licenses held by Infonet Telecommunications Corporation, we currently hold FCC common carrier authorizations to provide international telecommunications services between the United States and other countries. We also have obtained facilities-based authorizations to provide telecommunications services in several other countries and may obtain authorizations in additional countries to meet our business needs. Our licenses subject us to the jurisdiction of the relevant regulatory body which, in turn, may require that we make specified regulatory filings and pay attendant fees. Future regulatory, judicial and legislative changes in countries in which we operate may impose additional costs on us or restrict our activities. In addition, regulators or third parties may raise material issues with regard to our compliance with applicable regulations. Failure to comply with applicable laws or regulations in the United States, or other countries in which we operate, could prevent us from carrying on our operations in a cost-effective manner.

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

If we fail to adequately protect our intellectual property rights, or if we are subject to a protracted infringement claim or one that results in significant damage awards, our business may suffer.

We rely primarily on trademark, copyright and trade secret laws, as well as confidentiality agreements and other methods, to protect our intellectual property rights. It is possible that our confidentiality agreements will be breached or will not be enforceable, and that we will not have adequate remedies for any such breach. In addition, despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In certain foreign countries, effective copyright, trademark and trade secret protection may not be available or may be limited. We may find it necessary to engage in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. In addition, we may be sued by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets. Litigation involving patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations, even if claims against us are not valid or successfully asserted.

Item 2.    Properties

Our headquarters are located in a facility consisting of approximately 150,000 square feet in El Segundo, California, which we purchased for $33.1 million in March 2000 pursuant to a 15-year mortgage. In March 2003, we paid off this mortgage in full. In December 2001, we acquired a new, approximately 120,000 square foot office building adjacent to our existing headquarter facilities to accommodate current and future growth. We purchased the building for cash in the amount of $25.3 million. This building requires interior improvements ranging from $6 million to $10 million. Our plans are to use one floor, approximately 30,000 square feet, for ourselves and offer the unoccupied space for lease to third parties until such time as we need it to accommodate additional growth.

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

The parties have entered into a settlement of the federal securities litigation, which is subject to approval by the Court. Under the settlement, all claims will be dismissed, the defendants will obtain releases of liability, and the litigation will be terminated in exchange for a cash payment of $18 million by the defendants. We expect to pay $5 million of this amount, which reflects our contribution to the settlement, net of insurance. On April 16, 2004, the Court preliminarily approved the settlement and certified a settlement class including persons who purchased Infonet common stock between December 16, 1999 through August 7, 2001, except for defendants and certain other related persons. Following notice of the settlement to the members of the settlement class, the Court has scheduled a hearing on July 26, 2004 to consider final approval of the settlement.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our Class A common stock. As of June 10, 2004, there were six stockholders of record of our Class A common stock. Our Class B common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “IN.” During fiscal year 2003, we filed an application with the Frankfurt Stock Exchange (the “FSE”) to voluntarily delist our securities from trading on the FSE. The FSE granted our application, and the delisting was effective as of April 14, 2003. As of June 10, 2004, there were approximately 671 stockholders of record of our Class B common stock, par value $.01 per share. The following table sets forth, for the period indicated, the high and low closing sales price for our Class B common stock as reported on the NYSE.

Fiscal Year Ended March 31, 2003	High	Low
First Quarter	$2.48	$1.69
Second Quarter	2.63	2.12
Third Quarter	2.39	1.92
Fourth Quarter	2.08	1.14

Fiscal Year Ended March 31, 2004	High	Low
First Quarter	$1.89	$1.15
Second Quarter	2.20	1.39
Third Quarter	2.48	1.65
Fourth Quarter	2.35	1.70

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

Sales of Unregistered Securities

We have made no sales of unregistered securities during the fiscal year ended March 31, 2004.

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

We have used all aggregate net proceeds to us of approximately $766.8 million from our initial public offering as follows:

•	the repayment of long-term debt under our credit facility of approximately $60.0 million;

•	the repayment of long-term building mortgage indebtedness of approximately $25.5 million;

•	the purchase of assets that were under operating leases for approximately $7.0 million;

•	expansion of our network infrastructure, including purchased bandwidth and continued deployment of our network, for approximately $536.6 million;

•	the purchase of an office building to accommodate our future growth for approximately $25.3 million;

•	the repurchase of shares of our Class B common stock for approximately $21.1 million;

•	to fund working capital needs of approximately $45.2 million; and

•	for general corporate purposes of approximately $46.1 million.

Our management, subject to supervision by our board of directors, has significant flexibility in applying the net proceeds of the offering. Pending any use as described above, we have invested the net proceeds in investment grade marketable securities.

Purchases of Certain Equity Securities

Our stock repurchase program ended in November 2003, and neither we nor any affiliated purchaser acquired any of our equity securities registered pursuant to Section 12 of the Exchange Act during the fourth quarter of the fiscal year ended March 31, 2004.

Additional information required by this Item 5 is provided pursuant to Item 12 of this Annual Report on Form 10-K.

Item 6.    Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data. This information should be read together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this annual report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of March 31, 2000, 2001 and 2002 and for each of the years in the two year period ended March 31, 2001 have been derived from our audited consolidated financial statements which are not included in this annual report. The selected consolidated financial data as of March 31, 2003 and 2004 and for each of the years in the three year period ended March 31, 2004 have been derived from our audited consolidated financial statements which appear elsewhere in this annual report. The historical results are not necessarily indicative of the operating results to be expected in the future. Amounts presented below are in thousands, except per share amounts.

	Year Ended March 31,(1)
	2000	2001	2002	2003	2004
Consolidated statement of operations data:
Services revenues, net	$481,444	$661,945	$645,779	$580,543	$620,028
Management contract incentive fee	—	—	—	73,653	2,345

Total revenues	481,444	661,945	645,779	654,196	622,373

Operating costs and expenses(2):
Communication services costs	129,656	174,223	155,848	102,429	93,343
Integration and provisioning costs	97,574	149,449	162,321	171,091	216,707
Bandwidth and related costs	76,398	107,860	109,888	148,676	98,998
Network operations	64,102	79,504	102,188	123,542	128,613
Selling, general and administrative	142,554	127,222	140,198	154,737	152,278

Total operating costs and expenses	510,284	638,258	670,443	700,475	689,939

Operating income (loss)	(28,840)	23,687	(24,664)	(46,279)	(67,566)

Other income (expense)(2):
Interest income	14,560	43,293	25,029	14,366	8,487
Interest expense	(7,162)	(11,892)	(11,061)	(6,777)	(875)
Equity in earnings of unconsolidated affiliates	16	108	141	(2,345)	(3,080)
Other, net	(1,326)	(59)	251	(856)	(1,339)

Total other income, net	6,088	31,450	14,360	4,388	3,193

Income (loss) before provision for income taxes and minority interest	(22,752)	55,137	(10,304)	(41,891)	(64,373)
Provision for income taxes	3,996	27,680	2,164	177,559	1,929

Income (loss) before minority interest	(26,748)	27,457	(12,468)	(219,450)	(66,302)
Minority interest	(43)	224	851	476	262

Net income (loss)(3)	$(26,705)	$27,233	$(13,319)	$(219,926)	$(66,564)

Basic and diluted earnings (loss) per common share(3)(4)	$(0.06)	$0.06	$(0.03)	$(0.47)	$(0.14)
Basic weighted average number of common shares outstanding	417,197	470,712	471,058	468,670	463,706
Diluted weighted average number of common shares outstanding	417,197	472,599	471,058	468,670	463,706
Other consolidated financial data:
Net cash provided by (used in):
Operating activities	$25,620	$71,633	$100,955	$94,280	$37,837
Investing activities	(145,691)	(669,795)	(80,237)	23,990	(43,833)
Financing activities	839,613	9,514	(10,817)	(122,350)	(7,201)

	As of March 31,(1)
	2000	2001	2002	2003	2004
Consolidated balance sheet data:
Cash and cash equivalents	$727,681	$137,599	$147,180	$146,730	$137,071
Total current assets	940,746	810,229	727,663	617,045	590,613
Total assets	1,222,327	1,345,931	1,410,139	1,094,727	1,058,307
Current liabilities	203,565	262,466	169,920	169,629	186,488
Total debt	117,782	126,079	118,171	6,232	4,108
Total stockholders’ equity	876,051	927,753	1,097,791	882,678	826,542
Other operating data:
Number of ports	14,468	16,772	18,836	20,081	29,103
Number of country representatives	55	55	57	58	59
Number of dedicated personnel:
U.S.	636	718	711	674	693
Non-U.S.(5)	704	802	877	996	1,023

(1)	Our fiscal year is the 52 or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, we have described the 52-week periods ended March 31, 2000, March 30, 2001, March 29, 2002 and March 28, 2003 and the 53-week period ended April 2, 2004 as the years ended March 31, 2000, 2001, 2002, 2003 and 2004, respectively.
(2)	Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
(3)	The years ended March 31, 2000, 2001, 2002, 2003 and 2004 include a non-cash, pre-tax compensation charge of $33.4 million, $11.1 million, $16.6 million, $13.5 million and $8.1 million, respectively, resulting from the conversion of our stock appreciation rights and our stock options from book value options and rights to market value options and rights in connection with our initial public offering. The charge in the year ended March 31, 2001 is net of a $5.3 million non-recurring credit resulting from an amendment to one of our stock-based compensation plans.
(4)	Our outstanding common stock options represent the only form of potential common stock as of March 31, 2000. The options were excluded from the computation of diluted earnings per share in 2000 because their inclusion would have had an antidilutive effect on earnings per share. Our outstanding common stock purchase rights and stock options represent the only form of potential common stock as of March 31, 2001, 2002, 2003 and 2004. The dilutive effect of outstanding purchase rights and stock options on earnings per share in 2001 was insignificant. All of the outstanding purchase rights and stock options were excluded from the computation of diluted earnings per share in 2002, 2003 and 2004 because their inclusion would have had an antidilutive effect on earnings per share.
(5)	Includes employees of non-consolidated country representatives.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with our consolidated financial statements and the related notes to those statements appearing elsewhere in this annual report. All statements contained within the Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by these forward-looking statements. Statements that include the terms “will”, “believe”, “belief”, “expects”, “plans”, “anticipates”, “intends” or the like should be considered uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management’s plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors regarding our business, operations and competitive environment, which may cause actual results to vary materially from these forward-looking statements, are discussed above under the caption “Risk Factors.”

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

We provide cross-border managed voice and data communications services to multinational entities worldwide. We offer our services to our clients directly through country representatives and indirectly through alternate sales channels consisting of major international telecommunications carriers and value-added resellers. We deploy a broad array of fully managed data communications services over our reliable, secure, and high quality global network, which we refer to as The World Network. The World Network is an extensive and versatile network that can be accessed by our clients from over 180 countries and territories.

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

At March 31, 2004, the unadjusted net book value of our deferred income tax assets totaled approximately $202.6 million, which was principally comprised of the remaining carrying value of the intangible asset discussed above of approximately $120.2 million and the benefit associated with domestic income tax losses, incurred during the three year period ended March 31, 2004, of approximately $55.9 million. The provisions of SFAS No. 109 “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred income tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred income tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. Based on our estimates of fiscal year 2004 operating performance, we determined that it was likely that we would incur a cumulative loss for the three-year period that includes fiscal years 2002, 2003 and 2004. We believe this determination represents negative evidence such that SFAS No. 109 requires that we record a valuation allowance related to our intangible deferred income tax asset. Accordingly, we recorded a valuation allowance of approximately $181.7 million against our entire net domestic deferred income tax assets during the year ended March 31, 2003. Our valuation allowance was increased by $20.2 million during the year ended March 31, 2004. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.

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

Included in our property, equipment and communication lines is purchased bandwidth with a net book value of $210.0 million as of March 31, 2004. During the fiscal year ended March 31, 2003 we wrote-off purchased bandwidth with a net book value of $40.8 million as a result of bankruptcy proceedings of one of our bandwidth providers. At March 31, 2003, we reported that our additional at-risk purchased bandwidth had a net book value of approximately $11.0 million as a result of a bankruptcy proceeding. This purchased bandwidth, which did not include the purchased bandwidth that was written off during the year ended March 31, 2003, is no longer considered to be at risk as the carrier has emerged from bankruptcy proceedings.

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our owned network, which had a net book value of $333.5 million as of March 31, 2004. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

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

The valuation allowance for revenue credits and accounts receivable was $17.7 million and $19.3 million as of March 31, 2003 and 2004, respectively. If management over or under estimated the reserves by a hypothetical ten-percent, the valuation allowance for revenue credits and accounts receivable as of March 31, 2004 would decrease or increase by $1.9 million.

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

Our management has discussed our critical accounting estimates and judgments with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our related disclosures.

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

As clients transitioned from the AUCS platform to our services, revenues and the number of clients by channel generally shifted from alternate sales channels to country representatives (direct channels). As of March 31, 2004, we do not have outsourcing services clients; this compares to 213 outsourcing services clients (37 direct channel clients and 176 alternate sales channel clients) as of September 30, 2002. Of these 176 alternate sales channel clients, 156 transitioned to our services and became non-outsourcing services direct channel clients.

For each of the fiscal years ended March 31, 2002 and 2003, outsourcing services revenues were reported in Consulting, Integration and Provisioning Services (for access related services) and Other Communications Services (for all other services). To the extent the business has transitioned onto the Infonet platform, these revenues are no longer reflected in Other Communications Services, but instead are reported in the appropriate product-based category. Access related services for the transitioned clients continue to be reported in Consulting, Integration and Provisioning Services. Revenues by region were not affected by the transition because revenues from these clients when they were reported as outsourcing services were included in the Europe, Middle East and Africa (“EMEA”) region and continue to be included in the EMEA region after the transition to our platform.

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

Management Agreement—The AUCS arrangement also included a three-year management agreement that terminated on October 1, 2002. Under the management agreement, we received a fee equal to 1.5% of the revenues associated with the AUCS services, subject to a defined maximum. During the years ended March 31, 2002 and 2003, we recognized approximately $4.0 million and $1.7 million, respectively, in management fees. The decrease in management fees for the year ended March 31, 2003 principally resulted from the termination of the management agreement half way through the fiscal year.

The management agreement also provided for an incentive fee payment payable upon termination of the management agreement based upon our achieving certain performance criteria. The incentive fee payment was equal to the amount by which AUCS Entities Adjusted EBITDA Losses (as defined in the management agreement) for the period from October 1, 1999 to September 30, 2002 was less than Euro 295.3 million. In March 2003 the parties entered into an Incentive Payment Agreement in which we agreed upon the final incentive fee payment of Euro 77.0 million. Euro 72.0 million of the final incentive fee was paid in fiscal year 2003 and, in accordance with the Incentive Payment Agreement, Euro 5.0 million of the incentive fee was placed in an escrow account for final disposition pending resolution of certain contingencies. During the fiscal year ended March 31, 2004, we received a final payment of Euro 2.0 million (approximately $2.3 million) from the escrow account as required by the terms of an Incentive Payment Settlement Agreement. During the fiscal years ended March 31, 2003 and 2004, we recognized approximately $73.7 million and $2.3 million, respectively, as incentive fee revenues.

Components of Revenues

We measure revenues by three different means: by service, by distribution channel and by region.

Revenues by Service

Our revenues are derived from providing a broad range of integrated service solutions to our multinational clients worldwide. Our revenues are classified in the following categories:

•	Network Services—which include revenues from Intranet, Internet, Multimedia and Mobility services;

•	Consulting, Integration and Provisioning Services—which include revenues from consulting, design, installation and implementation of each client’s particular networking needs and our Global Connect services, whereby we provision, order, install and manage local access solutions and/or customer premise equipment at the client’s site to enable the client to access The World Network and use most of our services;

•	Application Services—which include revenues from call center, security, enterprise management, messaging, collaboration, managed extranet and other value-added services; and

•	Other Communications Services—which include revenues from X.25 transport services and other legacy communications services.

We currently derive a majority of our revenues from the sale of Network Services, specifically Intranet services, Mobility services and Internet services, and Consulting, Integration and Provisioning Services, specifically Global Connect services. Intranet services comprise a majority, approximately 77%, of our Network Services revenues. Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of higher local access costs and price erosion on our Network Services revenues. We have enacted initiatives to reduce the costs of our Consulting, Integration and Provisioning Services revenues, and thereby increase our margins. However, should Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and, if we are unsuccessful in improving our margins, our future operating results could be materially and adversely affected. Despite the impact that higher local access costs and price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from Network Services and Consulting, Integration and Provisioning Services. As we add new services designed to better serve our clients, our long-term future growth, if any, will come primarily from Network Services and Applications Services. Our Other Communications Services revenues for the year ended March 31, 2003 include outsourcing services under the arrangements with AUCS, which terminated in October 2002 (see discussion above). Excluding outsourcing services, Other Communication Services revenues are comprised primarily of X.25-based transport services and have declined over the last three fiscal years. We expect this decline to continue as our clients transfer to non X.25 based transport services.

Revenues by Distribution Channel

We offer our services through country representatives and through alternate sales channels such as major telecommunication service providers and value-added resellers. In the fiscal year ended March 31, 2004, country representatives contributed 89% of our total revenues, while alternate sales channels contributed 11% of our total revenues. Outsourcing services revenues have been primarily categorized as alternate sales channel revenues for the fiscal year ended March 31, 2003.

Country Representatives—As of March 31, 2004 we had 59 country representatives, 12 consolidated and 47 non-consolidated, which together provide services in over 70 countries and territories. Our consolidated country representatives are those in which we own, directly or indirectly, greater than a 50% equity interest. Our consolidated country representatives provide services in 14 countries and accounted for approximately $237.8 million, or approximately 38% of our total revenues, for the fiscal year ended March 31, 2004.

Our service agreements with our country representatives generally give us the right to recommend prices for services, set revenue targets jointly, determine staffing jointly, in some cases appoint one of the three members of an advisory review board, and terminate the agreement if the country representative fails to meet the revenue targets or if we cannot agree on revenue targets. In addition, each agreement outlines the compensation and pricing arrangements with the country representatives. Established rates and support charges are generally the same for all country representatives throughout the world. Our country representatives determine the prices they charge clients, in accordance with our recommended prices and standard discounts, and enter into contracts with clients to provide services using The World Network. The Company recognizes revenue from contracts entered into by non-consolidated country representatives at end-user prices. The amount of end-user revenue to which the non-consolidated country representative is entitled for sales and support services is reflected as country representative compensation. The country representative bears the risk of collection from contracts they enter into directly with clients as well as the exchange rate risk.

Alternate Sales Channels—Our alternate sales channels (including partners and resellers) sell all or a portion of our suite of services in their territories to clients that require one or more of our global communications services that the alternate sales channel does not independently supply. Our relationships with our alternate sales channels typically are governed by multi-year contracts, under which we provide services to our alternate sales channels who then solicit orders for our services or resell our services to clients on terms our alternate sales channels determine.

Revenues by Region

We provide our services throughout the world, with revenues billed and costs incurred in more than 70 countries and territories. We are organized into three regions: Americas, EMEA, and Asia Pacific. Due to the multinational nature of our client base, the regional revenues are not based on where the services are provided, but rather on the jurisdiction in which we invoice our services. We currently derive a majority of our revenues in the EMEA region, and we expect that revenues from that region will continue to comprise the largest component of our revenue base going forward. The Asia Pacific region has experienced increased competition and unfavorable economic conditions in the region during the fiscal year ended March 31, 2004. We anticipate that we will experience a significant portion of our future revenue growth in the Americas and EMEA regions.

Pricing

The pricing for our services differs depending on the services provided, the speed of service, geographic location and usage. In the case of services permitting dedicated client access to the network by leased circuit, pricing generally depends more on the nature and capacity of the service provided than on usage. For example, the pricing for a connection to be used for intranet services generally consists of a monthly charge for the on-premises equipment, the local connection (leased circuit) and the bandwidth on The World Network. Pricing for dedicated access services is therefore largely based on access equipment, circuits and bandwidth. In the case of remote access services, actual usage and geographic location determine the price the client is charged based on the duration of each connected session. Once a base service is set, additional factors are taken into account such as charges for additional network services, breadth of the service, and discounts for larger volume clients that are prepared to guarantee specific revenue levels.

Price Erosion

As the telecommunications market continues to experience transitional changes, we face several factors that may negatively affect our pricing:

•	as national operators extend their services into regional markets or regional operators attempt to extend their services globally they may lead with price, which leads to a reduction of pricing power by global multinational network service providers;

•	the strengthening of incumbent operators may lead to high local access costs, requiring that we discount other components of our service offering in order to offer competitive pricing;

•	as carriers and operators emerge from bankruptcy, they may continue with disruptive pricing practices in order to retain or gain market share; and

•	the emergence of information technology consultants has created more aggressive customers, which serves to deflate pricing in the sector.

As a result of increasing competition in the markets we serve, we offer our clients different and more cost effective solutions when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or reduced prices under the renewed contracts. We refer to this as price erosion. For the fiscal year ended March 31, 2004, we estimate our price erosion of multi-year contracts up for renewal to have been between 12% and 20% on average.

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

Client Contracts

The client contracts generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. The client contracts generally have a term of one to three years; however, when clients implement a number of our services, they may choose to extend the contracts for a longer period of time. Our country representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations through which they can access our network, increase the speed of that access, increase the sophistication of the services they use, or extend the term for existing services.

Revenue Recognition

We record revenues for Network Services; Consulting, Integration and Provisioning Services; Applications Services; and Other Communications Services when the services are provided. Such services are provided under client contracts, which generally have a term of 1 to 3 years. Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recognize revenue from contracts entered into by non-consolidated country representatives at end-user prices. The amount of end-user revenue to which a non-consolidated country representative is entitled for sales and support services is reflected as country representative compensation, which is included in Communication services costs and Integration and provisioning costs in our results of operations. Installation fee revenues are amortized over the average client life. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenue when earned. An allowance for client credits is accrued concurrently with the recognition of revenue.

Components of Costs and Expenses

Communication Services Costs

Communication services costs, including both country representative compensation and support compensation, consist of costs associated with Network Services, Application Services and Other Communication Services revenues.

Integration and Provisioning Costs

Integration and provisioning costs include costs associated with Consulting, Integration and Provisioning Services and are primarily related to Global Connect services, or the provisioning of the “last mile” whereby we install and manage leased lines and customer premise equipment at the client’s site to enable the client to access The World Network and use our Network Services. Integration and provisioning costs also include costs related to other services for which the revenue is not reported in Consulting, Integration and Provisioning Services, such as remote access services and our call center services. These expenses are paid in the form of country representative compensation and support compensation to country representatives as well as local access costs paid directly to local telecom service providers. Integration and provisioning costs also include the amortization of installation expenses over the life of the client contract.

Bandwidth and Related Costs

Bandwidth and related costs are primarily comprised of leasing and amortization expenses associated with the leasing or purchasing of network circuits. We obtain backbone capacity from major telecommunications carriers through a combination of purchased bandwidth and short-term leases, which enables us to take advantage of both long-term economical solutions and falling bandwidth costs. A substantial portion of our backbone network costs is amortization expense for our purchased assets. In the current competitive market, we have recently begun to favor short-term leases to improve our flexibility and to take advantage of ongoing cost reductions. However, we retain the flexibility to obtain long-term capacity when it is economical to do so.

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

Compensation Charges Related to Stock Option and Stock Appreciation Rights Grants

In April 1999, we granted options to employees for the purchase of approximately 3.71 million shares of our Class B common stock at an exercise price of $0.84 per share pursuant to our 1998 Stock Option Plan. The 1998 Stock Option Plan was a book value plan, which converted to a market value plan upon the close of our initial public offering, creating a new measurement date for the stock options. Since the exercise price of these options was substantially below the price to the public of $21.00 per share in the offering, we record a non-cash compensation charge over the five-year vesting period of the options. The amount of this charge is a function of the public offering price of our Class B common stock. We recognized charges of approximately $13.6 million, $10.9 million and $6.8 million in the fiscal years ended March 31, 2002, 2003 and 2004, respectively. These charges exclude amounts related to canceled options.

During December 1998, we issued approximately 1.21 million stock appreciation rights, or SARs, and during the fiscal year ended March 31, 2000 we issued approximately 561,000 SARs to employees pursuant to our SARs Plan. The SARs vest 25% per year, commencing in January 2001, and were indexed to our Class B common stock at a base price of $0.84 per share. We recorded a compensation charge in each quarter of the vesting period based upon the difference between the exercise price and market value of our Class B common stock during the vesting period. The total amount of this charge is a function of the price of our Class B common stock during the vesting period. During the fiscal year ended March 31, 2001, we amended our SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of our Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that the SARs may be settled with stock or cash at our sole discretion. In accordance with Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans,” we are accounting for the tandem award as equity instruments and the plan, as amended, as a fixed plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The amendment to the SARs plan created a new measurement date. We recognized charges of approximately $2.4, $2.1 million and $1.3 million during the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

Additionally, we grant stock options to certain consultants and other non-employee personnel. These options are accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which triggers stock based compensation expense that is included in our results of operations. Through the fiscal year ended March 31, 2004, these charges were immaterial.

Results of Operations

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying management’s discussion and analysis for the years ended March 31, 2003 and 2004. Outsourcing services, or non-core, refers to the revenues and expenses resulting from the services agreement with AUCS, as described in the “Outsourcing and Management Agreements with AUCS” section above. Infonet platform, or core, refers to total revenues and expenses excluding outsourcing services. Dollar amounts presented below are in thousands.

Revenues by Service

	Total
	Year Ended March 31,
	2003		2004		$ Inc/(Dec)	% Inc/(Dec)
Network Services	$321,661	49%	$335,551	54%	$13,890	4%
Consulting, Integration and Provisioning Services	191,080	29	227,832	37	36,752	19%
Applications Services	21,974	4	40,579	6	18,605	85%
Other Communications Services	45,828	7	16,066	3	(29,762)	(65)%
Management Contract Incentive Fee	73,653	11	2,345	—	(71,308)	(97)%

Total revenues	$654,196	100%	$622,373	100%	$(31,823)	(5)%

	Outsourcing Services (Non-Core)
	Year Ended March 31,
	2003		2004		$ Inc/(Dec)	% Inc/(Dec)
Network Services	$—	—%	$—	—%	$—	—%
Consulting, Integration and Provisioning Services	6,661	24	—	—	(6,661)	(100)%
Applications Services	—	—	—	—	—	—%
Other Communications Services	21,419	76	—	—	(21,419)	(100)%

Total revenues	$28,080	100%	$—	—%	$(28,080)	(100)%

	Infonet Platform (Core)
	Year Ended March 31,
	2003		2004		$ Inc/(Dec)	% Inc/(Dec)
Network Services	$321,661	51%	$335,551	54%	$13,890	4%
Consulting, Integration and Provisioning Services	184,419	29	227,832	37	43,413	24%
Applications Services	21,974	4	40,579	6	18,605	85%
Other Communications Service	24,409	4	16,066	3	(8,343)	(34)%
Management Contract Incentive Fee	73,653	12	2,345	—	(71,308)	(97)%

Total revenues	$626,116	100%	$622,373	100%	$(3,743)	(1)%

Revenues by Distribution Channel

	Year Ended March 31,
	2003	2004	Inc/(Dec)	% Inc/(Dec)
Country representatives (direct channels):
Number of representatives	58	59	1	2%
Number of clients	1,581	1,739	158	10%
Country representatives’ revenues	$560,101 (a)	$551,325 (a)	$(8,776)	(2)%
Percent of total revenues	86%	89%
Alternate sales channels:
Number of sales channel partners	24	34	10	42%
Number of sales channel partners’ clients	248	325	77	31%
Alternate sales channels’ revenues	$94,095	$71,048	$(23,047)	(24)%
Percent of total revenues	14%	11%

(a)	Country representatives’ revenues includes the $73.7 million and $2.3 million management contract incentive fees in fiscal years 2003 and 2004, respectively.

Revenues by Region

	Year Ended March 31,
	2003			2004			$ Inc/(Dec)	% Inc/(Dec)
Americas	$212,665	(a)	32%	$184,538	(a)	30%	$(28,127)	(13)%
Europe, Middle East and Africa (EMEA)	351,147		54	352,490		56	1,343	—%
Asia Pacific	90,384		14	85,345		14	(5,039)	(6)%

Total revenues	$654,196		100%	$622,373		100%	$(31,823)	(5)%

(a)	Americas revenues includes the $73.7 million and $2.3 million management contract incentive fees in fiscal years 2003 and 2004, respectively.

The following tables set forth, as indicated, total operating (loss) income, operating (loss) income from our outsourcing services and operating (loss) income from services on the Infonet platform during the years ended March 31, 2003 and 2004. With the termination of the AUCS services agreement effective October 1, 2002, we no longer received any outsourcing services revenues after that date. In that regard, we are providing the following information to demonstrate (1) the total operating (loss) income as a result of the AUCS services agreement and (2) operations of our business excluding the impact of AUCS over the years ended March 31, 2003 and 2004. We believe this information is useful to investors in understanding our ongoing operations. It should be noted that revenues from the Infonet platform include revenues from clients that were formerly outsourcing services clients who then transitioned to the Infonet platform. Accordingly, the operating (loss) income represented as Infonet platform operating (loss) income may not be indicative of what revenues on the Infonet platform would have been without the AUCS arrangement. Dollar amounts presented below are in thousands.

	Total
	Year Ended March 31,
	2003	2004	$ Inc/(Dec)	% Inc/(Dec)
Services revenues, net	$580,543	$620,028	$39,485	7%
Management contract incentive fee	73,653	2,345	(71,308)	(97)%

Total revenues	654,196	622,373	(31,823)	(5)%

Operating costs and expenses:
Communication services costs	102,429	93,343	(9,086)	(9)%
Integration and provisioning costs	171,091	216,707	45,616	27%
Bandwidth and related costs	148,676	98,998	(49,678)	(33)%
Network operations	123,542	128,613	5,071	4%
Selling, general and administrative	154,737	152,278	(2,459)	(2)%

Total operating costs and expenses	700,475	689,939	(10,536)	(2)%

Operating loss	$(46,279)	$(67,566)	$21,287	46%

	Outsourcing Services (Non-Core)
	Year Ended March 31,
	2003	2004	$ Inc/(Dec)	% Inc/(Dec)
Services revenues, net	$28,080	$—	$(28,080)	(100)%

Operating costs and expenses:		—
Communication services costs	15,076	—	(15,076)	(100)%
Integration and provisioning costs	5,959	—	(5,959)	(100)%

Total operating costs and expenses	21,035	—	(21,035)	(100)%

Operating income	$7,045	$—	$(7,045)	(100)%

	Infonet Platform (Core)
	Year Ended March 31,
	2003	2004	$ Inc/(Dec)	% Inc/(Dec)
Services revenues, net	$552,463	$620,028	$67,565	12%
Management contract incentive fee	73,653	2,345	(71,308)	(97)%

Total revenues	626,116	622,373	(3,743)	(1)%

Operating costs and expenses:
Communication services costs	87,353	93,343	5,990	7%
Integration and provisioning costs	165,132	216,707	51,575	31%
Bandwidth and related costs	148,676	98,998	(49,678)	(33)%
Network operations	123,542	128,613	5,071	4%
Selling, general and administrative	154,737	152,278	(2,459)	(2)%

Total operating costs and expenses	679,440	689,939	10,499	2%

Operating loss	$(53,324)	$(67,566)	$14,242	27%

Revenues

Revenues by Service—Revenues decreased $31.8 million, or 5% from the prior year. The fiscal years ended March 31, 2003 and 2004 included the $73.7 million and $2.3 million management contract incentive fee, respectively. Excluding the management contract incentive fee, revenues increased $39.5 million, or 7% from the prior year. Revenues from Network Services increased $13.9 million, or 4% from the prior year due to increased demand for our IP-based services and clients who were previously on the AUCS platform that transitioned to the Infonet platform. Revenues from Consulting, Integration and Provisioning Services increased $36.8 million, or 19% from the prior year due to an increase in our Global Connect services, in part, as a result of clients previously on the AUCS platform that transitioned to the Infonet platform. Revenues from Applications Services increased $18.6 million or 85% from the prior year as clients previously on the AUCS platform transitioned to the Infonet platform. These aggregate increases of $69.2 million were offset by a decrease of $71.3 million in revenues from the management contract incentive fees and a decrease of $29.8 million in revenues from Other Communications Services. Revenues from Other Communications Services declined due to the termination of the AUCS services agreement.

Outsourcing services revenues decreased 100% from $28.1 million in the fiscal year ended March 31, 2003 to $0 in the fiscal year ended March 31, 2004. This decrease is the result of the termination of the AUCS services agreement and clients previously on the AUCS platform transitioning to our services on The World Network. With the termination of the AUCS services agreement on October 1, 2002, we no longer receive outsourcing services revenues.

Excluding the effect of the decrease in outsourcing services revenues and the management contract incentive payments, revenues increased $67.6 million, or 12% from the prior year. The increase is primarily attributable to revenues from Consulting, Integration and Provisioning Services, which increased $43.4 million, or 24% from the prior year due to an increase of $44.6 million in our Global Connect services that enable our clients to access The World Network and use most of our Network Services. Revenues from Network Services increased $13.9 million, or 4%, from the prior year due to increased demand for our IP-based services. We believe that the price erosion we experience as existing clients transition to our more cost effective solutions partially offsets the increase in Network Services revenues. Revenues from Applications Services increased $18.6 million, or 85% from the prior year. The growth included call center services revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Revenues from Other Communications Services, excluding outsourcing services, decreased $8.3 million, or 34% from the prior year as clients migrate to more advanced, non X.25 based transport services.

Revenues by Distribution Channel—Revenues from our country representatives decreased $8.8 million, or 2% from the prior year. Country representatives revenues for the fiscal years ended March 31, 2003 and 2004 include the management contract incentive fees. Excluding the management contract incentive fees, revenues from our country representatives increased $62.5 million, or 13% from the prior year. The number of our country representatives increased to 59 as of March 31, 2004 from 58 as of March 31, 2003. The number of our country representative clients increased to 1,739 as of March 31, 2004 from 1,581 as of March 31, 2003. This growth included clients previously on the AUCS platform that have transitioned to the Infonet platform. These transitioned clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing clients transition to our more cost effective solutions.

Revenues from our alternate sales channels decreased $23.0 million, or 24% from the prior year primarily due to the termination of the AUCS services agreement on October 1, 2002. The number of our alternate sales channel partners increased to 34 as of March 31, 2004 from 24 as of March 31, 2003. The number of our alternate sales channel partners’ clients increased to 325 as of March 31, 2004 from 248 as of March 31, 2003. Excluding the effect of the decrease in outsourcing services revenues, revenues from our alternate sales channels increased $2.4 million, or 4% from the prior year. The increase is attributable to the increased number of our alternate sales channel partners’ clients.

Revenues by Region—Revenues billed in the Americas decreased $28.1 million, or 13% from the prior year due primarily to the $73.7 million management contract incentive fee we received in the prior year. Excluding the management contract incentive fees, revenues billed in the Americas increased $43.2 million, or 31% from the prior year due, in part, to increased revenues from a major U.S. client. Revenues billed in the EMEA region increased $1.3 million from the prior year due to the decrease in outsourcing services revenues, offset by an increase in revenues related to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform. Excluding outsourcing services revenues, revenues in the EMEA region increased $29.4 million, or 9% from the prior year. Revenues billed in the Asia Pacific region decreased $5.0 million, or 6% from the prior year due to increased competition and unfavorable economic conditions in the region. We anticipate that revenues in the Asia Pacific region will continue to decline in the near future.

Expenses

Communication services costs decreased $9.1 million, or 9% from the prior year. Communication services costs related to outsourcing services decreased 100% from $15.1 million in the year ended March 31, 2003 to $0 in the year ended March 31, 2004 due to the elimination of outsourcing services revenues with the termination of the AUCS services agreement. Communication services costs, excluding outsourcing services, increased $6.0 million, or 7% from the prior year due primarily to an increase in revenues. Communication services costs as a percentage of total revenues, excluding outsourcing services and the management contract incentive fees, were 15% and 16% in the years ended March 31, 2004 and 2003, respectively.

Integration and provisioning costs increased $45.6 million, or 27% from the prior year. Integration and provisioning costs related to outsourcing services decreased 100% from $6.0 million in the year ended March 31, 2003 to $0 in the year ended March 31, 2004 due to the elimination of outsourcing services revenues with the termination of the AUCS services agreement. Integration and provisioning costs, excluding outsourcing services, increased $51.6 million, or 31% from the prior year due to an increase in our Global Connect revenues and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues, excluding outsourcing services and the management contract incentive fees, were 35% and 30% in the years ended March 31, 2004 and 2003, respectively. Integration and provisioning costs are the largest cost component of our Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services. These costs have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of higher local access costs and price erosion on our Network Services revenues. We have enacted initiatives to reduce our integration and provisioning costs, and thereby increase our margins. However, should Consulting,

Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and, if we are unsuccessful in improving our margins, our future operating results could be materially and adversely affected.

Bandwidth and related costs decreased $49.7 million, or 33% from the prior year. The year ended March 31, 2003 included a charge of $40.8 million related to the write-off of the net book value of purchased bandwidth from a bankrupt network service provider and its affiliates. Excluding the write-off, bandwidth and related costs decreased $8.9 million, or 8% from the prior year. Lease expense, the largest component of bandwidth and related costs, decreased $9.0 million, or 11% from the prior year due to continuing efforts to negotiate lower rates on our long-term leases. Excluding the write-off, bandwidth and related costs as a percentage of total revenues, excluding outsourcing services and the management contract incentive fees, were 16% and 20% in the years ended March 31, 2004 and 2003, respectively. We expect to continue to leverage our bandwidth, thereby reducing our bandwidth and related costs as a percentage of total revenues.

Network operations expenses increased $5.1 million, or 4% from the prior year. Network operations expenses as a percentage of total revenues, excluding outsourcing services and the management contract incentive fees, were 21% and 22% in the years ended March 31, 2004 and 2003, respectively. We expect to continue to leverage our existing infrastructure, thereby reducing our network operations expenses as a percentage of total revenues.

Selling, general and administrative expenses decreased $2.5 million, or 2% from the prior year. The year ended March 31, 2003 included $5.7 million of bad debt expenses related to the bankruptcies of several of our resellers. Excluding the bad debt expense, selling, general and administrative expenses increased $3.2 million, or 2% from the prior year due to a $5.0 million litigation settlement expense incurred in the third quarter of fiscal year 2004. Excluding the bad debt and litigation settlement expenses, selling, general and administrative expenses as a percentage of total revenues, excluding outsourcing services and the management contract incentive fees, were 24% and 27% in the years ended March 31, 2004 and 2003, respectively. We expect to continue to leverage our existing infrastructure, thereby reducing our selling, general and administrative expenses as a percentage of total revenues.

Operating Loss increased $21.3 million, or 46% from the prior year due to decreased revenues as discussed above.

Total Other Income, net decreased $1.2 million, or 27% from the prior year. Interest income decreased $5.9 million, or 41%, due to lower interests rates and lower cash balances as funds were used for capital expenditures and for debt repayment in the second half of fiscal year 2003. Interest expense decreased $5.9 million, or 87% from the prior year due to debt repayment in the second half of fiscal year 2003.

Provision for Income Taxes decreased $175.6 million, or 99% from the prior year primarily because we established a full valuation allowance against our net domestic deferred income tax assets in the prior year. The provision of this valuation allowance is discussed more fully under “Critical Accounting Policies” above.

Net Loss decreased $153.4 million, or 70% from the prior year due to the factors described above.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying management’s discussion and analysis for the years ended March 31, 2002 and 2003. Outsourcing services, or non-core, refers to the revenues and expense resulting from the services agreement with AUCS, as described in the “Outsourcing and Management Agreements with AUCS” section above. Infonet platform, or core, refers to total revenues and expenses excluding outsourcing services. Dollar amounts presented below are in thousands.

Revenues by Service

	Total
	Year Ended March 31,
	2002		2003		$ Inc/(Dec)	% Inc/(Dec)
Network Services	$305,226	47%	$321,661	49%	$16,435	5%
Consulting, Integration and Provisioning Services	193,092	30	191,080	29	(2,012)	(1)%
Applications Services	8,269	1	21,974	4	13,705	166%
Other Communications Services	139,192	22	45,828	7	(93,364)	(67)%
Management Contract Incentive Fee	—	—	73,653	11	73,653	n/a

Total revenues	$645,779	100%	$654,196	100%	$8,417	1%

	Outsourcing Services (Non-Core)
	Year Ended March 31,
	2002		2003		$ Inc/(Dec)	% Inc/(Dec)
Network Services	$—	—%	$—	—%	$—	—%
Consulting, Integration and Provisioning Services	38,777	27	6,661	24	(32,116)	(83)%
Applications Services	—	—	—	—	—	—%
Other Communications Services	106,919	73	21,419	76	(85,500)	(80)%

Total revenues	$145,696	100%	$28,080	100%	$(117,616)	(81)%

	Infonet Platform (Core)
	Year Ended March 31,
	2002		2003		$ Inc/(Dec)	% Inc/(Dec)
Network Services	$305,226	61%	$321,661	51%	$16,435	5%
Consulting, Integration and Provisioning Services	154,315	31	184,419	29	30,104	20%
Applications Services	8,269	2	21,974	4	13,705	166%
Other Communications Services	32,273	6	24,409	4	(7,864)	(24)%
Management Contract Incentive Fee	—	—	73,653	12	73,653	n/a

Total revenues	$500,083	100%	$626,116	100%	$126,033	25%

Revenues by Distribution Channel

	Year Ended March 31,
	2002		2003	Inc/(Dec)	% Inc/(Dec)
Country representatives (direct channels):
Number of representatives	57		58	1	2%
Number of clients	1,594	(a)	1,581	(13)	(1)%
Country representatives’ revenues	$405,480		$560,101 (c)	$154,621	38%
Percent of total revenues	63%		86%
Alternate sales channels:
Number of sales channel partners	27		24	(3)	(11)%
Number of sales channel partners’ clients	884	(b)	248	(636)	(72)%
Alternate sales channels’ revenues	$240,299		$94,095	$(146,204)	(61)%
Percent of total revenues	37%		14%

(a)	Country representatives’ number of clients includes 135 outsourcing services clients in fiscal year 2002.
(b)	Alternate sales channel partners’ number of clients includes 501 outsourcing services clients in fiscal year 2002.
(c)	Country representatives’ revenues includes the $73.7 million management contract incentive fee in fiscal year 2003.

Revenues by Region

	Year Ended March 31,
	2002		2003		$ Inc/(Dec)	% Inc/(Dec)
Americas	$142,572	22%	$212,665	32%	$70,093	49%
Europe, Middle East and Africa (EMEA)	423,730	66	351,147	54	(72,583)	(17)%
Asia Pacific	79,477	12	90,384	14	10,907	14%

Total revenues	$645,779	100%	$654,196	100%	$8,417	1%

The following tables set forth, as indicated, total operating (loss) income, operating (loss) income from our outsourcing services and operating (loss) income from services on the Infonet platform during the years ended March 31, 2002 and 2003. With the termination of the AUCS services agreement effective October 1, 2002, we no longer received any outsourcing services revenues after that date. In that regard, we are providing the following information to demonstrate (1) the total operating (loss) income as a result of the AUCS services agreement and (2) operations of our business excluding the impact of AUCS over the years ended March 31, 2002 and 2003. We believe this information is useful to investors in understanding our ongoing operations. It should be noted that revenues from the Infonet platform include revenues from clients that were formerly outsourcing services clients who then transitioned to the Infonet platform. Accordingly, the operating (loss) income represented as Infonet platform operating (loss) income may not be indicative of what revenues on the Infonet platform would have been without the AUCS arrangement. Dollar amounts presented below are in thousands.

	Total
	Year Ended March 31,
	2002	2003	$ Inc/(Dec)	% Inc/(Dec)
Services revenues, net	$645,779	$580,543	$(65,236)	(10)%
Management contract incentive fee	—	73,653	73,653	n/a

Total revenues	645,779	654,196	8,417	1%

Operating costs and expenses:
Communication services costs	155,848	102,429	(53,419)	(34)%
Integration and provisioning costs	162,321	171,091	8,770	5%
Bandwidth and related costs	109,888	148,676	38,788	35%
Network operations	102,188	123,542	21,354	21%
Selling, general and administrative	140,198	154,737	14,539	10%

Total operating costs and expenses	670,443	700,475	30,032	4%

Operating loss	$(24,664)	$(46,279)	$21,615	88%

	Outsourcing Services (Non-Core)
	Year Ended March 31,
	2002	2003	$ Inc/(Dec)	% Inc/(Dec)
Services revenues, net	$145,696	$28,080	$(117,616)	(81)%

Operating costs and expenses:
Communication services costs	79,951	15,076	(64,875)	(81)%
Integration and provisioning costs	33,690	5,959	(27,731)	(82)%

Total operating costs and expenses	113,641	21,035	(92,606)	(81)%

Operating income	$32,055	$7,045	$(25,010)	(78)%

	Infonet Platform (Core)
	Year Ended March 31,
	2002	2003	$ Inc/(Dec)	% Inc/(Dec)
Services revenues, net	$500,083	$552,463	$52,380	10%
Management contract incentive fee	—	73,653	73,653	n/a

Total revenues	500,083	626,116	126,033	25%

Operating costs and expenses:
Communication services costs	75,897	87,353	11,456	15%
Integration and provisioning costs	128,631	165,132	36,501	28%
Bandwidth and related costs	109,888	148,676	38,788	35%
Network operations	102,188	123,542	21,354	21%
Selling, general and administrative	140,198	154,737	14,539	10%

Total operating costs and expenses	556,802	679,440	122,638	22%

Operating loss	$(56,719)	$(53,324)	$(3,395)	(6)%

Revenues

Revenues by Service—Revenues increased $8.4 million, or 1% from the prior year. Revenues from Network Services increased $16.4 million, or 5% from the prior year as a result of clients who were previously on the AUCS platform that transitioned to the Infonet platform. Revenues from Applications Services increased $13.7 million, or 166% from the prior year as clients previously on the AUCS platform transitioned to the Infonet platform. These aggregate increases of $30.1 million were offset by a decrease of $93.4 million in revenues from Other Communications Services and a decrease of $2.0 million in revenues from Consulting, Integration and Provisioning Services. The decrease in revenues from Other Communications Services and Consulting, Integration and Provisioning Services is primarily due to $85.5 million and $32.1 million decreases, respectively, in outsourcing services revenues (discussed in more detail below). The decrease in revenues from Consulting, Integration and Provisioning Services related to outsourcing revenues was offset by an increase in Global Connect services for non-outsourcing clients of approximately $37.6 million. A $73.7 million management contract incentive fee was recognized during the year ended March 31, 2003.

Outsourcing services revenues decreased $117.6 million, or 81% from the prior year as a result of clients previously on the AUCS platform ceasing to use AUCS services or transitioning to our services on The World Network. The revenues from clients that were transitioned to The World Network were $17.9 million in the three months ended December 31, 2002, which was the first full quarter after the termination of the AUCS agreement. With the termination of the AUCS services agreement on October 1, 2002, we no longer receive any outsourcing services revenue after that date. Of the $117.6 million decrease in outsourcing services revenues, $85.5 million was in Other Communication Services and $32.1 million was in Consulting, Integration and Provisioning Services.

Excluding the effect of the decrease in outsourcing services revenues and the management contract incentive fee, revenues increased $52.4 million, or 10% from the prior year. The increase is primarily attributable to revenues from Consulting, Integration and Provisioning Services, which increased $30.1 million, or 19% from the prior year due to an increase of $37.6 million in our Global Connect services that enable our clients to access The World Network and use our Network Services. Revenues from Network Services increased $16.4 million, or 5% from the prior year. Intranet services, the largest component of Network Services revenues, increased $14.9 million, or 6% from the prior year. The increase in revenues from Network Services is offset by the price erosion we experience as existing clients transition to our more cost effective solutions as well as the effect of substantial sales resources applied to transitioning the clients from the AUCS platform to the Infonet platform. Revenues from Applications Services increased by $13.7 million, or 166% from the prior year due to revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform. Revenues from

Other Communications Services, excluding outsourcing services, decreased by $7.9 million, or 24% from the prior year as clients migrate to more advanced, non X.25 based transport services.

Revenues by Distribution Channel—Revenues from our country representatives increased $154.6 million, or 38% from the prior year. The increase in revenues was principally the result of the $73.7 million management contract incentive fee we received during the fiscal year ended March 31, 2003. The number of our country representatives increased to 58 as of March 31, 2003 from 57 as of March 31, 2002. The number of our country representative clients decreased slightly to 1,581 as of March 31, 2003 from 1,594 as of March 31, 2002. The decrease in the number of clients includes a decline of 135 outsourcing services clients. Excluding outsourcing services clients, country representative clients increased by 122, to 1,581 as of March 31, 2003 from 1,459 as of March 31, 2002. This growth included 156 clients previously on the AUCS platform that have transitioned to the Infonet platform. These transitioned clients and their respective revenues were previously reported in our alternate sales channels as outsourcing services clients and revenues. The increase in revenues from our country representatives was partially offset by the decline in outsourcing services revenues and the effect of price erosion on our core business as existing clients transition to our more cost effective solutions. Excluding the effect of the decrease in outsourcing services revenues and the management contract incentive fee, revenues from country representatives increased by $92.7 million, or 24% from the prior year. This growth included revenues from clients previously on the AUCS platform that have transitioned to the Infonet platform.

Revenues from our alternate sales channels decreased $146.2 million, or 61% from the prior year as a result of a decline in our alternate sales channel partners’ clients to 248 clients as of March 31, 2003 from 884 clients as of March 31, 2002. The decline represents a decline of 501 outsourcing services clients (156 of whom transitioned to Infonet services) and 135 non-outsourcing services clients. Excluding the effects of the decrease in outsourcing services revenues, revenues from alternate sales channels decreased $40.3 million, or 37% from the prior year. The decline in non-outsourcing services clients of 135 and revenues of $40.3 million is the result of the reclassification of certain channels from alternate channels to country representatives during the year. The decrease is also attributable to price erosion and the financial challenges faced by some of our major alternate sales channels that are telecommunication carriers.

Revenues by Region—Revenues billed in the Americas region increased $70.1 million, or 49% from the prior year due primarily to the $73.7 million management contract incentive fee. Excluding the management contract incentive fee, revenues billed in the Americas region decreased $3.6 million, or 2% from the prior year due primarily to price erosion as clients transition to our more cost effective solutions. Revenues billed in the EMEA region decreased $72.6 million, or 17% from the prior year as a result of the $117.6 million decrease in outsourcing services revenues, offset by an increase in revenues of $45.0 million related to the addition of new clients, including those that have transitioned from the AUCS platform to the Infonet platform. Excluding outsourcing services revenues, revenues in the EMEA region increased by $45.0 million, or 16% from the prior year. Revenues billed in the Asia Pacific region increased $10.9 million, or 14% from the prior year. This increase was largely attributable to our increased sales efforts in this region combined with the overall growth in this market.

Expenses

Communication services costs decreased $53.4 million, or 34% from the prior year. Communication services costs related to outsourcing services decreased $64.9 million, or 81% from the prior year due to the decrease in outsourcing services revenues. Communication services costs excluding outsourcing services increased $11.5 million, or 15% from the prior year due to an increase in revenues. Communication services costs as a percentage of total revenues, excluding outsourcing services and the management contract incentive fee, were 16% and 15% in the years ended March 31, 2003 and 2002, respectively.

Integration and provisioning costs increased $8.8 million, or 5% from the prior year. Integration and provisioning costs related to outsourcing services decreased $27.7 million, or 82% from the prior year due to the decrease in outsourcing services revenues. Integration and provisioning costs excluding outsourcing services increased $36.5 million, or 28% from the prior year due to an increase in revenues. Integration and provisioning costs as a percentage of total revenues, excluding outsourcing services and the management contract incentive fee, were 30% and 26% in the years ended March 31, 2003 and 2002, respectively.

Bandwidth and related costs increased $38.8 million, or 35% from the prior year. The years ended March 31, 2003 and 2002 include a charge of $40.8 million and $1.6 million, respectively, related to the write-off of the net book value of purchased bandwidth from a bankrupt network service provider and its affiliates. Excluding the write-offs, bandwidth and related costs decreased $0.4 million from the prior year. Lease expense, the largest component of bandwidth and related costs, increased $3.0 million, or 4% from the prior year. Amortization of purchased bandwidth decreased $3.3 million, or 10% from the prior year as a result of the write-off of purchased bandwidth from a bankrupt network service provider. Excluding the write-offs, bandwidth and related costs as a percentage of total revenues, excluding outsourcing services and the management contract incentive fee, were 20% and 22% in the years ended March 31, 2003 and 2002, respectively.

Network operations expense increased $21.4 million, or 21% from the prior year due to a $13.9 million increase associated with the support of clients previously on the AUCS platform that have transitioned to the Infonet platform. Depreciation expense related to network equipment increased $2.3 million, or 7% from the prior year. The remainder of the increase was related to the increased costs associated with our network management, operations and support activities, personnel costs and other network operations expenses. Network operations expenses as a percentage of total revenues, excluding outsourcing services and the management contract incentive fee, were 22% and 20% in the years ended March 31, 2003 and 2002, respectively.

Selling, general and administrative expenses increased $14.5 million, or 10% from the prior year due, in part, to a $5.7 million bad debt expense in the year ended March 31, 2003 related to the bankruptcies of several of our resellers. Sales and marketing personnel-related expenses increased $2.4 million from the prior year due to increased sales and marketing efforts. Also contributing to the increase was administrative expenses, which increased $3.6 million and advertising expense, which increased $3.3 million due to the launch of new advertising initiatives. Offsetting these increases was stock-related compensation charges which decreased $3.1 million from the prior year primarily as a result of the forfeiture of unvested options held by terminated employees and a $1.0 million non-cash charge related to the acceleration of vesting of the options of a terminated employee in the prior year. Excluding the bad debt expense, selling, general and administrative expenses as a percentage of total revenues, excluding outsourcing services and the management contract incentive fees, were 27% and 28% in the years ended March 31, 2003 and 2002, respectively.

Operating Loss increased by $21.6 million, or 88% from the prior year due to increased expenses as discussed above.

Total Other Income, net decreased $10.0 million, or 69% from the prior year. This decrease reflects a decrease in interest income of $10.7 million, due to lower interest rates and lower cash balances as funds were used for capital expenditures during fiscal year 2003. Interest expense decreased $4.3 million, or 39% from the prior year due to decreased borrowings and lower interest rates. Equity in earnings of unconsolidated affiliates decreased $2.5 million primarily due to equity losses recorded in fiscal year 2003 related to a new investment.

Provision for Income Taxes increased $175.4 million from the prior year primarily because we recorded a full valuation allowance against our net domestic deferred income tax assets. The provision of this valuation allowance is discussed more fully under “Critical Accounting Policies” above.

Net Loss increased $206.6 million from the prior year due primarily to the valuation allowance charge we recorded in fiscal year 2003.

Liquidity and Capital Resources

Net cash provided by operating activities during the year ended March 31, 2004 was $37.8 million compared to $94.3 million during the year ended March 31, 2003. This change was primarily a result of a decrease in net loss and deferred income taxes of $153.4 and $164.8 million, respectively, during the year ended March 31, 2004. Another variable contributing to the change was the write-off of communications lines of $40.8 million in the year ended March 31, 2003. Net cash used in investing activities for the year ended March 31, 2004 was $43.8 million compared to $24.0 million of net cash provided by investing activities during the year ended March 31, 2003. This fluctuation was primarily due to an increase in purchases of property, equipment and communication lines of $15.4 million, or 34%, in the year ended March 31, 2004 compared to the year ended March 31, 2003. Additionally, the year ended March 31, 2004 had a decrease of $61.4 million, or 48% of maturities of securities available-for-sale compared to March 31, 2003. Cash used in financing activities for the year ended March 31, 2004 was $7.2 million compared to $122.4 million for the year ended March 31, 2003. This fluctuation was primarily the result of repayments of $109.2 million of long-term obligations during the year ended March 31, 2003 and a decrease in purchases of treasury stock of $6.0 million during the year ended March 31, 2004.

In November 2001, our Board of Directors authorized the expenditure of up to $100 million over a two-year period to repurchase shares of our common stock. From the inception of the program through November 2003, we spent approximately $21.1 million to purchase approximately 10.9 million shares at an average price of $1.93 per share. Our stock repurchase program ended in November 2003.

In December 2002, we repaid all of our debt outstanding under our $250,000,000 Senior Secured Credit Facility, amounting to $81.4 million, and terminated all unfunded commitments under that facility. As a result of this early extinguishment, maximum borrowing available to us under the Senior Secured Credit Facility was reduced by $171.4 million. The write-off of unamortized debt issuance costs and other costs associated with the termination of the credit facility totaling $2.6 million is reported in other income, net in the year ended March 31, 2003.

In March 2003, we repaid all of our debt outstanding in connection with our mortgage loan, amounting to $21.0 million, and terminated all commitments in connection with that loan. The write-off of unamortized debt issuance costs and other costs associated with the termination of the mortgage loan totaling $2.6 million is reported in other income, net in the year ended March 31, 2003.

During the year ended March 31, 2004, we sold real property with a net book value of approximately $1.2 million for total consideration of approximately $2.6 million, resulting in a gain of approximately $1.4 million. The gain has been included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended March 31, 2004.

Prior to February 2004, we owned a 19% interest in Infonet Primalliance. During February 2004, we acquired the remaining 81% interest for $2.4 million in cash consideration (net of cash received). Under the terms of the purchase agreement we may be required to pay an additional $3.0 million of cash consideration subject to the resolution of certain contingencies.

As of March 31, 2004, we had cash and cash equivalents of $137.1 million, short-term investments of $256.5 million, working capital of $404.1 million and total assets of $1,058.3 million. During the fourth quarter of fiscal year 2004 we received Euro 2.0 million (approximately $2.3 million) in cash for the final management contract incentive fee related to the AUCS arrangement.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for the next twelve months to approximate $60 million. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

Inflation

The impact of inflation on our operations has not been significant to date. Over the past two years, rising prices for some of our supplies have been offset by decreasing prices for other services. In particular, our per unit costs for leased lines and circuits has generally decreased over this period. However, we cannot provide assurance that per unit costs for leased lines and circuits will continue to decline or that a high rate of inflation in the future will not adversely affect our operating results.

Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

The estimated values of our contractual obligations as of March 31, 2004 are as follows (in thousands):

	Payments due by Period
	Total	2005	2006 – 2007	2008 – 2009	2010 and thereafter
Capital Lease Obligations	$4,621	$1,751	$2,870	$—	$—
Operating Lease Obligations	64,731	23,157	22,412	12,212	6,950
Vendor Contract Purchase Obligations(1)	6,750	3,000	3,750	—	—
Voice and Data Services Purchase Obligations(2)	6,440	3,220	3,220	—	—
Operation and Maintenance Payment Obligations(3)	29,910	3,864	7,744	7,624	10,678
Advertising and Marketing Commitments(4)	17,251	6,161	11,090	—	—

Total	$129,703	$41,153	$51,086	$19,836	$17,628

(1)	Represents a contract with a vendor which contains a minimum purchase commitment to the vendor over a five-year period of approximately $14.0 million. The contract provides for an early termination for convenience with a termination fee that declines over the period of the contract. The contract expires on December 14, 2006. At March 31, 2004, the aggregate remaining purchase commitment under the contract was $6.8 million and the fee for early termination for our convenience was approximately $2.9 million.
(2)	During the fiscal year ended March 31, 2003, we entered into an agreement with a vendor whereby we are committed to purchase voice and data services at a minimum level of $7.0 million per year for a three-year period. The maximum liability in any single year is limited to 46% of $7.0 million, or $3.2 million.
(3)	We are committed to pay operation and maintenance costs to the providers of our purchased bandwidth over the life of the contracts.
(4)	We periodically enter into marketing arrangements designed to increase recognition of the Infonet brand name. As of March 31, 2004 we are obligated to make minimum future payments related to advertising and marketing commitments in excess of one year.

We are obligated to purchase certain customer premise equipment owned by our non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between us and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at March 31, 2004, is approximately $20.7 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

New Accounting Pronouncements

Refer to Item 8, Note 2 to the consolidated financial statements for new accounting pronouncements.

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

We invoice substantially all sales of our services to our country representatives and sales channel partners in U.S. dollars. However, many of our country representatives derive their revenues from end user clients and incur their operational costs in currencies other than U.S. dollars. To the extent that the local currency used by the country representative fluctuates against the U.S. dollar, the obligations of the country representative may increase or decrease significantly and lead to foreign exchange losses or gains. We assume the exchange rate risk for our consolidated country representatives; however, our non-consolidated country representatives assume the exchange rate risk under our country representative structure.

Our exposure to exchange rate fluctuations historically arose primarily from outsourcing services and assignment agreements with AUCS, which were denominated in euros as well as operating costs associated with such agreements. The euro-denominated gross profit offset by other euro-denominated operating costs generally resulted in a natural hedge. However, the timing of settlement of euro-denominated accounts receivables and payables subjected us to exchange rate risk on settlement of the receivables and payables. With the termination of the outsourcing services and assignment agreements with AUCS, the euro-denominated gross profit no longer serves as a natural hedge against other euro-denominated operating costs. If the euro had experienced a hypothetical ten-percent weakening or strengthening against the U.S. dollar, our operating expenses would have decreased or increased, respectively, by approximately $7.9 million during the fiscal year ended March 31, 2004.

As of March 31, 2004, we were primarily exposed to the following currencies: the euro, the British pound and the Australian dollar. Based upon a hypothetical ten-percent weakening or strengthening of the U.S. dollar across all currencies, the potential gains or losses in future earnings due to foreign currency exposures would have been approximately $0.4 million as of March 31, 2004.

Interest Rate Risk

We currently maintain an investment portfolio of investment grade marketable securities. According to our investment policy, we may invest in taxable instruments including U.S. Treasury bills, obligations issued by government agencies, certificates of deposit, commercial paper, master notes, corporate notes and asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale, and recorded in the balance sheet at fair value. Fluctuations in fair value attributable to changes in interest rates are reported as a separate component of stockholders’ equity. We do not use derivative instruments to hedge our investment portfolio. Based on a hypothetical one-percentage-point increase or decrease in interest rates, interest income would have increased or decreased, respectively, by approximately $3.7 million during the year ended March 31, 2004.

As of March 31, 2004 we had no material long-term debt exposure.

The carrying amount, principal maturity and estimated fair value of our investment portfolio as of March 31, 2004 are as follows (dollars in thousands):

	Carrying Amount	Maturity						Fair Value
	2004	2005	2006	2007	2008	2009	Thereafter
Investments
Cash equivalents	$88,050	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	1.00%	—	—	—	—	—	—	—
Short-term investments	$256,527	$53,803	$88,178	$61,778	$9,978	$5,065	$37,725	$256,527
Weighted average interest rate	3.13%	2.47%	3.22%	2.94%	4.10%	6.05%	3.50%

The carrying amount, principal maturity and estimated fair value of our investment portfolio as of March 31, 2003 are as follows (dollars in thousands):

	Carrying Amount	Maturity						Fair Value
	2003	2004	2005	2006	2007	2008	Thereafter
Investments
Cash equivalents	$99,877	$—	$—	$—	$—	$—	$—	$99,877
Weighted average interest rate	1.21%	—	—	—	—	—	—	—
Short-term investments	$282,249	$72,862	$72,034	$61,104	$16,368	$10,189	$49,692	$282,249
Weighted average interest rate	3.82%	3.65%	3.46%	3.40%	3.41%	4.01%	5.23%

Commercial Contracts with Related Parties

Refer to Item 8, Note 13 to the consolidated financial statements for commercial contracts with related parties.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Infonet Services Corporation

El Segundo, California:

We have audited the accompanying consolidated balance sheets of Infonet Services Corporation and subsidiaries (the “Company”) as of March 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California

June 15, 2004

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except per Share Amounts)

	March 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,730	$137,071
Short-term investments	282,249	256,527
Accounts receivable, net of allowances of $17,665 and $19,347 as of March 31, 2003 and 2004, respectively	139,981	143,417
Deferred income taxes	1,266	740
Prepaid expenses	24,243	35,282
Other current assets	22,576	17,576

Total current assets	617,045	590,613
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net	423,524	408,658
INTANGIBLE AND OTHER ASSETS, Net	54,158	59,036

TOTAL ASSETS	$1,094,727	$1,058,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$2,151	$1,448
Accounts payable	41,103	56,959
Network communications	26,812	23,795
Accrued salaries and related benefits	24,914	24,992
Income taxes payable	9,894	6,722
Advance billings	25,837	31,507
Deferred installation revenues	11,493	13,882
Other accrued expenses	27,425	27,183

Total current liabilities	169,629	186,488

DEFERRED REVENUE	17,358	21,351

DEFERRED COMPENSATION	19,369	19,775

CAPITAL LEASE OBLIGATIONS, Less Current Portion	4,081	2,660

MINORITY INTEREST	1,612	1,491

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value per share: 400,000 shares authorized; 364,160 shares issued as of March 31, 2003 and 2004; and 161,403 shares outstanding as of March 31, 2003 and 2004; 202,757 shares held in treasury as of March 31, 2003 and 2004	66,078	66,078
Class B common stock, $0.01 par value per share: 600,000 shares authorized; 311,577 and 312,876 shares issued as of March 31, 2003 and 2004; 304,192 and 301,683 shares outstanding as of March 31, 2003 and 2004; 7,385 and 11,193 shares held in treasury as of March 31, 2003 and 2004	1,190,002	1,199,486
Treasury stock, at cost, 210,142 and 213,950 shares as of March 31, 2003 and 2004	(136,017)	(142,727)
Notes receivable from issuance of common stock	(8,736)	(7,334)
Accumulated deficit	(225,753)	(292,317)
Accumulated other comprehensive (loss) income	(2,896)	3,356

Total stockholders’ equity	882,678	826,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,094,727	$1,058,307

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except per Share Amounts)

	Year Ended March 31,
	2002	2003	2004
REVENUES:
Services Revenues, Net	$645,779	$580,543	$620,028
Management Contract Incentive Fee	—	73,653	2,345

Total revenues	645,779	654,196	622,373

OPERATING COSTS AND EXPENSES:
Communication services costs	155,848	102,429	93,343
Integration and provisioning costs	162,321	171,091	216,707
Bandwidth and related costs	109,888	148,676	98,998
Network operations	102,188	123,542	128,613
Selling, general and administrative	140,198	154,737	152,278

Total operating costs and expenses	670,443	700,475	689,939

OPERATING LOSS	(24,664)	(46,279)	(67,566)

OTHER INCOME (EXPENSE):
Interest income	25,029	14,366	8,487
Interest expense	(11,061)	(6,777)	(875)
Equity in earnings (losses) of unconsolidated affiliates	141	(2,345)	(3,080)
Other, net	251	(856)	(1,339)

Total other income, net	14,360	4,388	3,193

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(10,304)	(41,891)	(64,373)
PROVISION FOR INCOME TAXES	2,164	177,559	1,929

LOSS BEFORE MINORITY INTEREST	(12,468)	(219,450)	(66,302)
MINORITY INTEREST	851	476	262

NET LOSS	(13,319)	(219,926)	(66,564)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(294)	5,883	6,656
Unrealized (losses) gains on securities, net of tax	(1,825)	818	(1,654)
Minimum pension liability adjustment	—	(5,421)	1,250
Cumulative effect of accounting change, net of tax	(544)	—	—
Unrealized gain on derivative instrument, net of tax	13	531	—

Total other comprehensive (loss) income	(2,650)	1,811	6,252

COMPREHENSIVE LOSS	$(15,969)	$(218,115)	$(60,312)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.47)	$(0.14)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	471,058	468,670	463,706

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	471,058	468,670	463,706

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2002, 2003 and 2004

(In Thousands)

	Common Stock		Treasury Stock		Note Receivable From Issuance of Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2001	673,469	$1,051,967	(202,757)	$(121,184)	$(8,465)	$7,492	$(2,057)	$927,753
Net loss	—	—	—	—	—	(13,319)	—	(13,319)
Purchase of treasury stock	—	—	(1,171)	(2,569)	—	—	—	(2,569)
Deferred income tax asset (net of expenses)	—	170,178	—	—	—	—	—	170,178
Exercise of stock options	473	397	—	—	—	—	—	397
Stock-based compensation charge	—	16,599	—	—	—	—	—	16,599
Repayment of notes receivable	—	—	—	—	288	—	—	288
Employee stock purchase plan	504	1,514	—	—	—	—	—	1,514
Accrued interest on notes receivable	—	—	—	—	(400)	—	—	(400)
Foreign currency translation adjustments	—	—	—	—	—	—	(294)	(294)
Unrealized losses on securities	—	—	—	—	—	—	(1,825)	(1,825)
Cumulative effect of accounting change	—	—	—	—	—	—	(544)	(544)
Unrealized gain on derivative instrument	—	—	—	—	—	—	13	13

BALANCE, MARCH 31, 2002	674,446	1,240,655	(203,928)	(123,753)	(8,577)	(5,827)	(4,707)	1,097,791
Net loss	—	—	—	—	—	(219,926)	—	(219,926)
Purchase of treasury stock	—	—	(6,214)	(12,264)	—	—	—	(12,264)
Exercise of stock options	489	411	—	—	—	—	—	411
Stock-based compensation charge	—	13,533	—	—	—	—	—	13,533
Repayment of notes receivable	—	—	—	—	275	—	—	275
Employee stock purchase plan	802	1,481	—	—	—	—	—	1,481
Accrued interest on notes receivable	—	—	—	—	(434)	—	—	(434)
Foreign currency translation adjustments	—	—	—	—	—	—	5,883	5,883
Unrealized gains on securities	—	—	—	—	—	—	818	818
Minimum pension liability adjustment	—	—	—	—	—	—	(5,421)	(5,421)
Net gain on derivative instrument	—	—	—	—	—	—	531	531

BALANCE, MARCH 31, 2003	675,737	1,256,080	(210,142)	(136,017)	(8,736)	(225,753)	(2,896)	882,678
Net loss	—	—	—	—	—	(66,564)	—	(66,564)
Purchase of treasury stock	—	—	(3,808)	(6,710)	—	—	—	(6,710)
Exercise of stock options	698	586	—	—	—	—	—	586
Stock-based compensation charge	—	8,093	—	—	—	—	—	8,093
Repayment of notes receivable	—	—	—	—	1,796	—	—	1,796
Employee stock purchase plan	601	805	—	—	—	—	—	805
Accrued interest on notes receivable	—	—	—	—	(394)	—	—	(394)
Foreign currency translation adjustments	—	—	—	—	—	—	6,656	6,656
Unrealized losses on securities	—	—	—	—	—	—	(1,654)	(1,654)
Minimum pension liability adjustment	—	—	—	—	—	—	1,250	1,250

BALANCE, MARCH 31, 2004	677,036	$1,265,564	(213,950)	$(142,727)	$(7,334)	$(292,317)	$3,356	$826,542

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended March 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,319)	$(219,926)	$(66,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,798	76,337	79,488
Amortization of debt acquisition costs	702	2,148	—
Loss on non-marketable investment	2,190	—	—
Equity in (earnings) losses of unconsolidated affiliates	(141)	2,345	3,080
Stock-based compensation charge	16,599	13,533	8,093
Write-off of communication lines	1,620	40,757	—
(Gain) loss on disposal of property, equipment and communication lines	(52)	467	1,048
Write-off of note receivable	—	—	540
Deferred income taxes	29,173	165,871	1,051
Gain on sale of investment	—	—	(204)
Premium amortization on marketable securities	50	4,999	4,934
Net realized gains on marketable securities	(1,976)	(2,344)	(1,064)
Minority interest	851	476	262
Changes in assets and liabilities, net of business acquisition:
Accounts receivable, net	46,626	(5,256)	904
Prepaid expenses	(6,398)	(2,675)	(10,298)
Other current assets	(22,534)	11,100	7,568
Accounts payable	(24,625)	(11,642)	9,903
Network communications	(2,638)	2,802	(2,460)
Accrued salaries and related benefits	3,092	4,885	(1,150)
Income taxes payable	(8,078)	4,616	(3,510)
Advance billings	194	(1,581)	5,669
Other accrued expenses	2,139	6,648	3,200
Deferred compensation	(7,116)	(4,012)	119
Purchases of trading securities	(17,809)	(13,659)	(14,173)
Proceeds from sale of trading securities	26,678	18,712	12,679
Other operating activities	(71)	(321)	(1,278)

Net cash provided by operating activities	100,955	94,280	37,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(172,281)	(44,859)	(60,290)
Proceeds from sale of property, equipment and communication lines	102	397	2,889
Proceeds from sale of investment	—	—	330
Purchases of securities available-for-sale	(367,741)	(359,412)	(306,759)
Proceeds from sales of securities available-for-sale	290,668	317,321	259,234
Maturities of securities available-for-sale	169,277	128,597	67,198
Acquisition of business, net of cash acquired	—	—	(2,404)
Investments in unconsolidated affiliates	(380)	(17,953)	(4,031)
Other investing activities	118	(101)	—

Net cash (used in) provided by investing activities	(80,237)	23,990	(43,833)

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS––(Continued)

(In Thousands)

	Year Ended March 31,
	2002	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term obligations	$(4,739)	$(109,217)	$—
Repayments of capital lease obligations	(3,169)	(2,722)	(2,124)
Net proceeds from issuance of common stock	1,911	1,892	1,281
Repayments of notes receivable from issuance of common stock	288	275	260
Purchase of treasury stock	(2,569)	(12,264)	(6,236)
Distribution to minority interest	(119)	(314)	(382)
Costs directly related to capital transactions	(2,420)	—	—

Net cash used in financing activities	(10,817)	(122,350)	(7,201)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(320)	3,630	3,538

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,581	(450)	(9,659)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	137,599	147,180	146,730

CASH AND CASH EQUIVALENTS, END OF YEAR	$147,180	$146,730	$137,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$15,491	$3,713	$3,244
Interest	$11,214	$6,924	$574
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$1,311	$1,361	$499
Acquisitions of equipment accrued but not yet paid	$1,877	$2,336	$5,515

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2002, 2003 and 2004

1.    GENERAL INFORMATION

Description of Business—Infonet Services Corporation (“Infonet” or the “Company”) provides cross-border managed data and communications services to multinational corporations worldwide. Infonet’s largest stockholders include six of the world’s major telecommunication companies. Infonet provides services directly through country representatives and indirectly through major international telecommunications carriers and value-added resellers.

Fiscal Year—The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 52-week periods ended March 30, 2002 and March 29, 2003 and the 53-week period ended April 2, 2004 as the years ended March 31, 2002, 2003 and 2004, respectively.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—All majority-owned subsidiaries are included in the Company’s consolidated financial statements. The Company does not have any minority stock ownership interests in which it has a financial interest that would require consolidation. Investments in nonconsolidated joint ventures and companies are accounted for using the equity method or cost basis, depending upon the level of the investment and/or the Company’s ability to exercise significant influence over operating and financial policies of the investee. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for revenue credits, accounts receivable and deferred income taxes; and loss contingencies. Actual results could ultimately differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Related Allowances—The Company grants credits to clients on an unsecured basis. Credit limits and payment terms are monitored on an ongoing basis throughout the fiscal year. Interest income on trade receivables is not material to the Company’s consolidated financial statements for any period presented. The Company makes estimates of revenue reserves for credits expected to be issued to clients related to services provided during the periods presented through the analysis of historical trends and known events, including discounts earned on special client agreements and billing reserves for pricing changes and client disputes. In addition, the Company makes estimates regarding the collectibility of our accounts receivable. Evaluation of the adequacy of the allowance for doubtful accounts includes consideration of historical bad debts, client concentrations, client credit-worthiness and current economic trends.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of its cash equivalents, available-for-sale investments and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. With the exception of related party balances (see Note 13), credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.

Revenue Recognition—The Company records revenues for network services; consulting, integration and provisioning services; applications services; and other communications services when the services are provided. Such services are provided under client contracts, which generally have a term of 1 to 3 years. Consistent with Emerging Issues Task Force (“EITF”) Issue No. 99-19, ”Reporting Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes revenue from contracts entered into by non-consolidated country representatives at end-user prices. The amount of end-user revenue to which the non-consolidated country representative is entitled for sales and support services is reflected as country representative compensation, which is included in communications services costs and integration and provisioning costs in the accompanying consolidated statements of operations and comprehensive loss. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenue when earned. An allowance for customer credits is accrued concurrently with the recognition of revenue.

Staff Accounting Bulletin (“SAB”) Topic 13, “Revenue Recognition,” requires certain nonrefundable up-front fees, including the Company’s installation fee revenues, to be amortized over the life of related services rather than be recognized immediately. In addition, SAB Topic 13 refers to contract acquisition and origination costs and indicates that certain incremental and direct set-up costs may be deferred and accounted for by analogy to Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Consequently, the Company has limited deferrals of incremental and direct set-up costs which are related to the installation fee revenues to the lesser of the costs incurred or the revenue deferred. Installation fee revenues and related costs are amortized using the straight-line method over the average expected customer contract life of four years.

Depreciation and Amortization—The cost of property, equipment and communication lines, less applicable estimated residual values, is depreciated over their estimated useful lives, on the straight-line method, from the date the specific asset is complete, installed, and ready for normal use, as follows:

Communication, computer and related equipment	3 to 5 years
Communication lines	Shorter of contract term or 15 years
Buildings	40 years
Leasehold improvements	Shorter of lease term or useful lives
Furniture and other equipment	5 to 10 years

Communication lines consist of purchased bandwidth, which is comprised of transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and IRUs (Indefeasible Rights of Use).

Marketable Securities—The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. Securities held in a trust pursuant to the Company’s IDIP (see Note 12) are accounted for as trading securities

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due to the fact that the securities in this trust are invested in accordance with the participants’ direction. These securities are included in intangible and other assets and are recorded at fair value, with both realized and unrealized gains and losses included in other income, net. Securities classified as available-for-sale are presented as short-term investments and are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. There were no securities classified as held-to-maturity at March 31, 2003 and 2004. Cost and realized gains and losses from the sale of marketable securities are based on the specific identification method.

Goodwill and Other Intangible Assets—Prior to April 1, 2002, goodwill arising from the acquisition of a business was amortized on a straight-line basis over a period of 20 years. Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly, goodwill is no longer amortized, but is reviewed at least annually for impairment. Intangible assets are amortized over their estimated useful lives, which range from 5 to 20 years, on a straight-line basis.

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

The Company monitors and evaluates the viability of the network service providers from which the Company has purchased bandwidth. The term “purchased bandwidth” refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and IRUs (Indefeasible Rights of Use). In instances where the network services provider is determined to be no longer viable and any disruption of service is permanent, the Company will write-off the remaining net book value of the asset. During fiscal 2002 and 2003, the Company wrote-off purchased bandwidth with a net book value of $1.6 million and $40.8 million, respectively (see Note 7).

Advertising Costs—Advertising costs are expensed as incurred and totaled approximately, $5.3 million, $8.6 million and $3.1 million for the years ended March 31, 2002, 2003 and 2004, respectively. Prepaid advertising and marketing costs of $6.0 million are included in prepaid expenses at March 31, 2004.

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

At March 31, 2004, the cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $33.2 million and unrecognized deferred income taxes were not material.

Foreign Currency Translation—For the Company’s foreign operations, the balance sheet accounts are translated at the year-end exchange rate, and income statement accounts are translated at the average exchange

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate for the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income. Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings. Exchange gains (losses) of approximately $(271,000), $970,000 and $(2,932,000) have been included in other income, net in the accompanying statements of operations for the years ended March 31, 2002, 2003 and 2004, respectively.

Accounting for Stock-Based Compensation—At March 31, 2004, the Company has four stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees, which are described more fully in Note 12. The Company accounts for those plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Year Ended March 31,
	2002	2003	2004
	(In thousands, except per share amounts)
Net loss, as reported	$(13,319)	$(219,926)	$(66,564)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects in 2002	15,053	12,926	8,093
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2002	(28,927)	(46,762)	(37,626)

Pro forma net income loss	$(27,193)	$(253,762)	$(96,097)

Loss per share:
Basic and diluted as reported	$(0.03)	$(0.47)	$(0.14)
Basic and diluted pro forma	$(0.06)	$(0.54)	$(0.21)

New Accounting Pronouncements—SFAS No. 143 “Accounting for Asset Retirement Obligations,” which became effective for the Company on April 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation No. 46R, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued a revision of SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“Revised SFAS No. 132”). Revised SFAS No. 132 revises employers’ required disclosures about pension plans and other postretirement benefits. This statement does not change the measurement or recognition provisions of those plans required by existing pronouncements. Instead, revised SFAS No. 132 requires disclosures in addition to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Revised SFAS No. 132 is effective for financial statements for fiscal years ending after December 15, 2003, except that additional disclosures of estimated future benefit payments will be required for fiscal years ending after June 15, 2004. The adoption of revised SFAS No. 132 did not have a material effect on the Company’s consolidated financial position or results of operations.

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    DERIVATIVE FINANCIAL INSTRUMENTS

Under the terms of its $250,000,000 Senior Secured Credit Facility, the Company was required to enter into hedge agreements to provide that at least 50% of the outstanding term loans were subject to fixed interest rates. The Company entered into interest swap agreements which were designated as cash flow hedges to fix the interest rates and mitigate interest rate risk. In conjunction with the repayment of the indebtedness under the Senior Secured Credit Facility and termination thereof on December 20, 2002, the interest rate swap agreements were terminated. In connection with the mortgage agreement related to the purchase of the Company’s headquarters facility, the Company entered into an interest rate swap to fix the interest rate over the remaining life of the mortgage agreement and mitigate interest rate risk. In conjunction with the repayment of the mortgage indebtedness on March 21, 2003, the interest rate swap agreement was terminated.

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

4.    SHORT-TERM INVESTMENTS

The following is a summary of the available-for-sale securities classified as current assets (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2003:
U.S. government securities	$166,900	$1,629	$(54)	$168,475
Corporate debt instruments	112,718	1,086	(30)	113,774

	$279,618	$2,715	$(84)	$282,249

March 31, 2004:
U.S. government securities	$107,661	$212	$(81)	$107,792
Corporate debt instruments	148,414	471	(150)	148,735

	$256,075	$683	$(231)	$256,527

The following is a summary of the fair value and gross unrealized losses of the Company’s available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2004 (in thousands):

	Total		Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$47,740	$(81)	$47,740	$(81)	$—	$—
Corporate debt instruments	59,066	(150)	59,066	(150)	—	—

	$106,806	$(231)	$106,806	$(231)	$—	$—

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s realized gains and losses recognized on sales of available-for-sale securities are as follows (in thousands):

	Year Ended March 31,
	2002	2003	2004
Gross realized gains	$2,042	$2,828	$1,261
Gross realized losses	(66)	(484)	(197)

Net realized gains	$1,976	2,344	$1,064

The estimated fair value of available-for-sale securities by contractual maturity at March 31, 2004 is as follows (in thousands):

Due within one year	$53,803
Due after one year through five years	165,000
Due after five years through ten years	7,723
Due after ten years	30,001

$256,527

5.    INCOME TAXES

The provision for income taxes is summarized as follows (in thousands):

	Year Ended March 31,
	2002	2003	2004
Current:
Federal	$(26,499)	$4,447	$763
State	(5,136)	2,061	(1,407)
Foreign	4,782	4,845	2,047

	(26,853)	11,353	1,403

Deferred:
Federal	25,215	142,774	—
State	4,907	22,621	—
Foreign	(1,105)	811	526

	29,017	166,206	526

	$2,164	$177,559	$1,929

The components of loss before provision for income taxes and minority interest are (in thousands):

	Year Ended March 31,
	2002	2003	2004
Domestic	$(17,545)	$(45,054)	$(64,627)
Foreign	7,241	3,163	254

	$(10,304)	$(41,891)	$(64,373)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the difference between the U.S. federal statutory tax rate and the rates used by the Company in the determination of net loss (in thousands):

	Year Ended March 31,
	2002	2003	2004
Credit for income taxes at 35%	$(3,606)	$(14,662)	$(22,531)
Valuation allowance	—	181,703	20,183
State taxes, net of federal effect	(149)	(945)	(1,820)
Costs of legal settlement	—	—	2,052
Non-deductible expense items	5,928	6,997	2,824
Difference in foreign taxation and tax rates	196	3,696	38
Foreign tax loss effects	(1,049)	768	2,065
Resolution of state tax contingency	—	—	(1,407)
Other	844	2	525

	$2,164	$177,559	$1,929

The principal components of deferred income tax assets and (liabilities) are as follows (in thousands):

	March 31,
	2003	2004
Customer-based intangible asset	$131,605	$120,161
Compensation and benefit accruals	9,417	9,372
Billings in excess of revenues	8,787	15,108
Net operating loss benefit	37,784	55,862
Differences between book and tax bases of property	(7,699)	(3,182)
Other	3,075	5,305

	182,969	202,626
Valuation allowance	(181,703)	(201,886)

	$1,266	$740

During the year ended March 31, 2001, the Company filed a request for determination from the Internal Revenue Service (“IRS”) regarding the propriety of establishing an intangible asset, for tax purposes only, arising in connection with the September 1999 transaction with three stockholders in which the Company obtained access to certain customers serviced by AUCS Communication Services N.V (“AUCS”) and cash of $40 million in exchange for the issuance to the stockholders of 47.84 million shares of the Company’s Class B common stock. In November 2001, the Company received a favorable determination from the IRS that an intangible asset relating to the access to these customers was created by the transaction. The intangible asset, that will be amortized in the Company’s tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly, in the three months ended December 31, 2001, the Company recorded a deferred income tax asset of approximately $171.0 million. Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to these customers was valued at the stockholders’ basis of $0. Correspondingly, the credit resulting from the recognition of the deferred income tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter and fiscal year ended March 31, 2003, the Company recorded a non-cash charge to establish a valuation allowance of $181.7 million against its entire net U.S. deferred income tax assets. The valuation allowance is calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when, due to a lack of current visibility, there is a degree of uncertainty that the level of future profitability needed to record the deferred income tax assets will be achieved. The Company intends to maintain a valuation allowance until sufficient positive evidence, as contemplated in SFAS No. 109, exists to support its reversal. Until an appropriate level of profitability is reached, the Company does not expect to recognize any domestic tax benefits in future results of operations.

At March 31, 2004, the Company has federal net operating loss carryforwards of approximately $144.8 million that expire between 2019 and 2023. $8.9 million of the total federal net operating loss carryforwards arose in connection with the acquisition of the minority interest during fiscal 2001 in a subsidiary and utilization is limited to $1.3 million per year.

6.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain facilities and equipment for use in its operations under both capital and operating leases, including certain communication lines and related bandwidth for its backbone network that are leased under short-term arrangements which are cancelable by either party. Rental expense under noncancelable operating leases for the use of real estate and equipment amounted to approximately $12.1 million, $12.1 million and $24.8 million in 2002, 2003 and 2004, respectively.

Capital leases pertain to amounts due under leases for the use of furniture and communications and related equipment. The net book value of the related assets included in property, equipment and communication lines was approximately and $6.7 million and $5.2 million at March 31, 2003 and 2004, respectively. Amortization of capital leases is included with depreciation expense.

Minimum fixed payments required for the next five years and thereafter under capital and operating leases in effect at March 31, 2004 are as follows (in thousands):

		Operating Leases
	Capital Leases Equipment
Year Ending March 31,		Real Estate	Equipment
2005	$1,751	$7,129	$16,028
2006	1,722	5,194	8,082
2007	1,148	3,629	5,507
2008	—	2,967	4,900
2009	—	2,182	2,163
Thereafter	—	6,950	—

	4,621	$28,051	$36,680

Imputed interest	(513)

Present value of net minimum lease payments	$4,108

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments—The Company has a contract with a vendor which contains a minimum purchase commitment to the vendor over a five-year period of approximately $14.0 million. The contract provides for an early termination for convenience with a termination fee that declines over the period of the contract. The contract expires on December 14, 2006. At March 31, 2004, the aggregate remaining purchase commitment under the contract was $6.8 million and the fee for early termination for convenience by the Company was approximately $2.9 million.

During the fiscal year ended March 31, 2003, the Company entered into an agreement with a vendor whereby the Company committed to purchase voice and data services at a minimum level of $7.0 million per year for a three-year period. The Company’s maximum liability in any single year is limited to 46% of $7.0 million, or $3.2 million. As of March 31, 2004, the Company’s remaining purchase commitment under this agreement was $3.2 million in each of the years ending March 31, 2005 and 2006.

The Company periodically enters into marketing arrangements designed to increase recognition of the Infonet brand name. As of March 31, 2004, the Company is obligated to make minimum future payments of approximately $6.2 million in fiscal 2005 and 2006 and $4.9 million in fiscal 2007 related to advertising and marketing commitments in excess of one year.

The Company is obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between the Company and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at March 31, 2004, is approximately $20.7 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

The Company is committed to pay operation and maintenance costs to providers of its purchased bandwidth over the life of the contracts. Over the next five years, the Company is committed to incur approximately $3.9 million per year. After five years, the remaining aggregate commitments are approximately $10.7 million.

Litigation—During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company’s financial statements.

During December 2001 and through February 7, 2002, nine purported class action lawsuits were filed against the Company and various other parties alleging various violations of United States securities laws, and these have subsequently been consolidated into one lawsuit. The parties have entered into a settlement of this litigation, which is subject to final approval by the Court, following notice to the Company’s stockholders who purchased stock during the period covered by this lawsuit. Under the settlement, all claims will be dismissed, the defendants will obtain releases of liability, and the litigation will be terminated in exchange for a cash payment of $18.0 million by the defendants. The Company follows the provisions of SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss from a loss contingency be accrued for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated. The Company recorded a reserve of $5.0 million during the year ended March 31, 2004, which represents management’s best estimate of the amount the Company is likely to pay if the settlement is approved.

Income Taxes—The Company is subject to income and other taxes in various jurisdictions, both domestically and internationally. As a result, the Company has identified various potential foreign tax exposures, the ultimate resolution of which may be material to the Company’s consolidated financial statements. The magnitude of potential loss that may result from the ultimate outcome of these contingencies, if any, in excess of recorded reserves is not presently estimable.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    PROPERTY, EQUIPMENT AND COMMUNICATIONS LINES

Property, equipment and communication lines recorded at cost consist of the following (in thousands):

	March 31,
	2003	2004
Communication, computer and related equipment	$286,154	$335,276
Communication lines	302,980	308,924
Land, buildings and leasehold improvements	77,851	76,249
Furniture and other equipment	19,449	21,242

	686,434	741,691
Less accumulated depreciation and amortization	262,910	333,033

Property, equipment and communication lines, net	$423,524	$408,658

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 3 to 25 years.

The Company had purchased bandwidth with a net book value of approximately $1.6 million at March 31, 2002 from a network service provider which was in bankruptcy proceedings as of March 31, 2002. The Company also had purchased bandwidth with a net book value of approximately $40.8 million as of June 30, 2002 from a network service provider and its affiliates, each of which was in bankruptcy proceedings as of June 30, 2002. These service providers subsequently shut down operations and, as a result, the services they were providing for the Company under the purchased bandwidth agreements were disrupted. The Company determined that the service disruption was permanent and concluded to write-off the net book value of the purchased bandwidth at March 31, 2002 and June 30, 2002. This write-off resulted in a charge to the Company’s results of operations of approximately $1.6 million and $40.8 million which is included in bandwidth and related costs in the consolidated statements of operations and comprehensive loss for the fiscal years ended March 31, 2002 and 2003, respectively.

During the year ended March 31, 2004, the Company sold real property with a net book value of approximately $1.2 million for total consideration of approximately $2.6 million, resulting in a gain of approximately $1.4 million. The gain has been included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended March 31, 2004.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following (in thousands):

	March 31,
	2003	2004
Minimum pension liability (see Note 10)	$2,048	$1,324
Other postretirement benefits minimum liability (see Note 10)	1,062	1,341
IDIP assets (see Note 12)	6,413	10,030
Deferred installation costs	15,912	20,278
Investments in unconsolidated affiliates	19,364	18,111
Goodwill	1,468	1,468
Intangible assets, net	3,162	2,371
Employee loans receivable and interest	2,026	948
Other	2,703	3,165

Total intangible and other assets, net	$54,158	$59,036

The net unrealized holding losses on trading securities amounted to approximately $2.0 million, $3.0 million and $0.9 million for the years ended March 31, 2002, 2003 and 2004, respectively.

In December 2000, the Company loaned, on a collateralized and interest-bearing basis, an aggregate of $2.4 million to certain current and former employees who are not corporate officers of the Company. The notes are payable on demand. Interest at 2.63% is due in arrears semiannually and can be capitalized at the borrower’s option until the notes are paid in full. The notes, along with related interest, were approximately $2.0 and $0.9 million at March 31, 2003 and 2004, respectively.

During the year ended March 31, 2004, the Company accepted land with a fair value of approximately $1,750,000 and 174,400 shares of the Company’s Class B common stock in satisfaction of a note receivable from issuance of common stock, an employee loan receivable and related interest income receivable. A loss of $540,000 was recorded in the consolidated statement of operations and comprehensive loss in connection with this transaction.

During the year ended March 31, 2002, the Company reduced the carrying value of a non-marketable investment to approximately $400,000 which represents the amount of cash the Company received from the liquidation of the investment. As a result, the Company recognized an impairment loss of approximately $2.1 million which is included in other income, net in the accompanying consolidated statement of operations and comprehensive loss.

Intangible assets consisted of the following (in thousands):

	Weighted Average Lives	March 31, 2003			March 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Purchased technology	5	$6,600	$(3,520)	$3,080	$6,600	$(4,840)	$1,760
Consulting contract	2	—	—	—	453	(38)	415
Other	10	1,681	(1,599)	82	1,892	(1,696)	196

Intangible assets, net		$8,281	$(5,119)	$3,162	$8,945	$(6,574)	$2,371

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total amortization expense related to intangible assets was $1,324,000, $1,324,000 and $1,455,000 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively. At March 31, 2004, estimated future amortization expense is as follows: approximately $1,627,000, $659,000, $30,000, $30,000 and $25,000 for fiscal years 2005, 2006, 2007, 2008 and 2009, respectively.

9.    LONG-TERM OBLIGATIONS

In December 2002, the Company repaid all of its long-term debt then outstanding, amounting to $81.4 million, and terminated all unfunded commitments under its $250,000,000 Senior Secured Credit Facility. As a result of this early extinguishment, maximum borrowings available to the Company under the Senior Secured Credit Facility were reduced by $171.4 million. The write-off of unamortized debt issuance costs associated with the termination of an interest swap and other costs associated with termination of the credit facility totaling $2.6 million are reported in other income, net for the year ended March 31, 2003.

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

10.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—The Company and its domestic subsidiaries sponsor a qualified profit sharing 401(k) plan covering substantially all of their U.S. employees. The Company matches 100% of a participating employee’s pre-tax contribution, up to a maximum of 3% of the participant’s eligible compensation. The Company recorded expense for matching contributions of $1.4 million in each of the years ended March 31, 2002, 2003 and 2004, respectively.

Pension Plan—The Infonet Pension Plan (the “Pension Plan”) is a contributory defined benefit pension plan in which substantially all of the Company’s domestic employees are eligible to participate. The pension benefits received by a retiring employee are calculated by multiplying the employee’s total eligible compensation for each year of participation by 2.25%. Eligible compensation consists of base compensation plus non-discretionary bonuses and commissions. Income related to the 1998 Stock Option Plan, 1999 Stock Option Plan, 2000 Omnibus Stock Plan and 2003 Incentive Award Plan, reimbursements, fringe benefits or other forms of special pay are not eligible compensation (See Note 12). Pension benefits are paid monthly from the retirement date until the participant’s death. Normal retirement is at age 65; however, participants may retire as early as age 55 with a reduced benefit. Participants are required to contribute 3% of pay, after tax, up to a specific maximum. The Company pays the cost of benefits not provided by participant contributions.

Supplemental Executive Retirement Plan—The Infonet Supplemental Executive Retirement Plan (the “SERP”), is a non-qualified deferred compensation plan in which certain of the Company’s executive officers participate. The SERP benefits received by a retiring executive are calculated by multiplying the executive’s average compensation during his final 36 months of employment under the SERP by a factor of 38%, 43% or 50% depending on whether the sum of years of service and the age of the participant exceeds 65, 75 or 85 years as of the date of termination of employment. The annual SERP benefit is reduced by the annual benefit from the Pension Plan described above. Eligible compensation consists of base compensation plus non-discretionary bonuses and commissions. Income related to the 1998 Stock Option Plan, 1999 Stock Option Plan, 2000 Omnibus Stock Plan and 2003 Incentive Award Plan, reimbursements, fringe benefits or other forms of special pay are not eligible compensation (see Note 12). In lieu of the foregoing benefits, the SERP provides beneficiaries of participants who die while employed by the Company with a death benefit equal to 250% of the participant’s average compensation during his final 36 months of employment.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Executive Supplemental Benefits Plan—Effective as of May 7, 2002, the Company adopted the Senior Executive Supplemental Benefits Plan (the “Supplemental Benefits Plan”). The Supplemental Benefits Plan is a non-qualified deferred compensation plan that provides for enhanced retirement benefits for certain key executives designated for participation in the Supplemental Benefits Plan by the Compensation Committee of the Company’s Board of Directors. Under the Supplemental Benefits Plan the Company provides a matching contribution on behalf of designated executives equal to any amounts deferred by them under the Infonet Deferred Income Plan up to a limit of 3% of the excess of a participant’s gross cash compensation, including amounts deferred under the Infonet Deferred Income Plan, the 401(k) plan and Internal Revenue Code Section 125 plan, over the annual compensation limit under Internal Revenue Code Section 401(a)(17), currently $200,000. Matching contributions under the Supplemental Benefits Plan are made promptly after the end of each calendar year.

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

The Supplemental Benefits Plan also provides for an enhanced SERP benefit. The enhanced SERP benefit is calculated by multiplying a retiring employee’s average compensation during his final 36 months of employment by 60%, minus the sum of his annual benefit under the Pension Plan and any amounts withdrawn from the SERP and transferred to the Infonet Deferred Income Plan. The enhanced SERP benefit is payable pursuant to the terms and conditions of the SERP, which are incorporated into the Supplemental Benefits Plan.

Other Postretirement Benefit Plans—The Company maintains two plans that provide other postretirement benefits to their respective participants. The Retiree Medical Plan provides medical benefits and life insurance to existing retirees that were hired prior to 1991 and attained age 60 not later than 1994. Currently active employees that were hired prior to 1991 and attained age 60 by 1994 will be eligible to receive medical benefits. The SERP Medical Plan provides medical benefits to certain of the Company’s executive officers upon attainment of the minimum deemed age and the specified sum of deemed age plus years of service.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two years ended December 31, 2002 and 2003, and a statement of the funded status as of the plans’ year-ends of December 31, 2002 and 2003 which are included in the Company’s 2003 and 2004 consolidated financial statements, respectively (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2003	2004	2003	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$22,593	$28,917	$1,453	$1,643
Service cost	1,409	1,433	—	—
Interest cost	1,690	1,849	103	104
Plan participants’ contributions	989	961	—	—
Actuarial loss	1,958	3,627	158	363
Benefits paid	(942)	(904)	(71)	(75)
Amendment	1,220	—	—	—

Benefit obligation at end of year	28,917	35,883	1,643	2,035

Change in plan assets:
Fair value of plan assets at beginning of year	16,367	15,451	—	—
Actual return on plan assets	(2,269)	3,903	—	—
Employer contribution	1,306	4,523	71	75
Plan participants’ contributions	989	961	—	—
Benefits paid	(942)	(904)	(71)	(75)

Fair value of plan assets at end of year	15,451	23,934	—	—

Funded status	(13,466)	(11,949)	(1,643)	(2,035)
Unrecognized net actuarial (gain) loss	7,436	8,062	(190)	174
Unamortized prior service cost	2,233	1,603	1,252	1,167

Net amount recognized	$(3,797)	$(2,284)	$(581)	$(694)

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$(11,266)	$(7,779)	$(1,643)	$(2,035)
Intangible asset	2,048	1,324	1,062	1,341
Accumulated other comprehensive (loss) income	5,421	4,171	—	—

Net amount recognized	$(3,797)	$(2,284)	$(581)	$(694)

Net periodic benefit cost:
Service cost	$1,409	$1,433	$1	$—
Interest cost	1,690	1,849	103	104
Expected return on plan assets	(1,539)	(1,417)	—	—
Amortization of prior service cost	615	630	86	86
Recognized actuarial (gain) loss	103	515	(30)	(2)

Net periodic benefit cost	$2,278	$3,010	$160	$188

The accumulated benefit obligation for the Company’s pension plans was approximately $26,716,000 and $31,713,000 as of March 31, 2003 and 2004, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	March 31,
	2003	2004
Projected benefit obligation	$28,917	$35,883
Accumulated benefit obligation	$26,716	$31,713
Fair value of plan assets	$15,451	$23,934

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Postretirement Benefits
	2003	2004	2003	2004

Weighted-average assumptions for benefit obligations as of year-end:
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

Weighted-average assumptions for net periodic benefit cost:
Discount rate	7.25%	6.50%	7.25%	6.50%
Expected return on assets	9.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	3.75%	4.00%	3.75%

The expected long-term rate of return on plan assets assumption is selected by taking into account the long-term rate of return expectations by asset class for each major asset class component. Expected long-term rates of return are developed based on long-term historical averages as well as current expectations of future returns.

The required use of an expected long-term rate of return on plan assets may result in recognized plan income that differs from the actual returns on those plan assets in any given year. Over time, the actual long-term rate of return on plan assets is expected to approximate the return assumption utilized. Differences between expected and actual returns are recognized in the calculation of net periodic pension cost over time. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments as of our annual measurement date and is subject to change each year. Other assumptions, such as rate of compensation increase, turnover and life expectancy, also impact pension and other postretirement benefit calculations.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. For measurement purposes, 10% and 12% annual rates of increase in the per capita cost of covered health care benefits were assumed in 2004 for the Retiree Medical Plan and the SERP Medical Plan, respectively. These rates were assumed to decrease gradually to 5% for 2009 and 2011 for the Retiree Medical Plan and the SERP Medical Plan, respectively, and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total service and interest costs components	$14	$(12)
Effect on postretirement benefit obligation	$238	$(197)

The Company’s pension plan assets are invested as follows:

	December 31,
	2002	2003
Equity securities	69%	68%
Debt securities	31	32

	100%	100%

The Pension Plan investment philosophy is to achieve an annual aggregate rate of return on assets that is superior to the portfolio weighted average of respective benchmark indices, taking a moderate degree of risk in equities exposure, balanced with a commensurate conservative level of protection from bonds. The target

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long-term asset allocation is 60% equity securities and 40% debt securities, with permissible relative weighting ranges of 45% to 75% for the equities components and 25% to 55% for debt securities, including cash and cash equivalents. The Pension Plan has no direct investments in the Company’s common stock.

The Retirement Plans Committee reviews asset allocations and returns on investments in the portfolio, which is managed by an independent investment advisor. The Compensation Committee of the Company’s Board of Directors reviews the work of the Retirement Plans Committee.

The Company does not expect to make material contributions to either its pension plans or its other postretirement benefit plans for the year ending March 31, 2005.

Employees outside the United States are generally enrolled in pension plans in their country of domicile. These plans are not considered to be material individually or in the aggregate to the Company’s financial statements. The pension liabilities and their related costs are computed in accordance with the laws of the individual countries and appropriate actuarial practices.

11.    STOCKHOLDERS’ EQUITY

Repurchase of Common Stock—The Company’s Board of Directors approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period ending November 2003. These repurchases were made in the open market or privately negotiated transactions and in compliance with the Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. This plan did not obligate the Company to acquire any particular amount of stock. The following table sets forth the Company’s repurchases of common stock under this plan (in thousands):

Year Ended March 31,	Shares	Amount
2002	1,171	$2,569
2003	6,214	12,264
2004	3,544	6,236

	10,929	$21,069

Voting and Conversion Rights—Class A shares and Class B shares vote together as a single class on most matters with the Class A shares entitled to ten votes and the Class B shares entitled to one vote. Class A shares are convertible into Class B shares on a one-for-one basis. Class A and Class B shares are entitled to receive dividends on an equal basis other than a dividend of capital stock. The Restated Certificate of Incorporation prohibits the Company and Board of Directors from issuing any further shares of Class C common stock.

Accumulated Other Comprehensive (Loss) Income—The components of accumulated other comprehensive (loss) income are as follows (in thousands):

	March 31,
	2003	2004
Foreign currency translation adjustments	$594	$7,250
Net unrealized gains (losses) on securities	1,931	277
Minimum pension liability adjustments	(5,421)	(4,171)

Accumulated other comprehensive (loss) income	$(2,896)	$3,356

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    STOCK INCENTIVE AND DEFERRED COMPENSATION PLANS

During 1999, the Company’s Board of Directors adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”), the 1998 Stock Appreciation Rights Plan (the “SARs Plan”), the 1998 Stock Option Plan (the “1998 Option Plan”) and the 1999 Stock Option Plan (the “1999 Option Plan”).

Under the 1998 Option Plan, the Company was authorized to issue options to purchase up to 8.97 million shares of its Class C common stock. Options issued under the 1998 Option Plan vest ratably over a four or five year period beginning one year from the date of the grant. All options must be exercised within ten years from the date of original grant. The 1998 Option Plan was a book value plan whereby participants were granted options to purchase shares of the Company’s stock at book value at the date of grant, as calculated in accordance with the 1998 Option Plan. The 1998 Option Plan provided that book value be determined using a formula based on a multiple of the Company’s consolidated revenues. The 1998 Option Plan also provided that the Company had a call right to repurchase the shares from stockholders under the 1998 Option Plan who leave the Company’s employ, on or after March 15, 2003, provided that the stock was not publicly traded. The 1998 Option Plan was converted to a market value plan, and the Class C common stock was converted to Class B common stock on December 16, 1999, the date of the Company’s Initial Public Offering. In accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” and Emerging Issues Task Force Issue No. 88-6, “Book Value Stock Plans in an Initial Public Offering,” the Company recorded a charge to compensation expense of approximately $13.6 million, $10.9 million and $6.8 million in fiscal years 2002, 2003, and 2004 respectively. There is no remaining unrecognized compensation expense related to this conversion as of March 31, 2004.

Under the Purchase Plan, the Company was authorized to issue up to 17.94 million shares of its Class C common stock to 35 participants designated by the committee which administers the Purchase Plan. The Purchase Plan was a book value plan whereby participants could purchase shares of the Company’s stock at book value at the date of grant, as calculated in accordance with the Purchase Plan. The Purchase Plan provided that book value is determined using a formula based on a multiple of the Company’s consolidated revenue. The Purchase Plan also provided that the Company had a call right to repurchase the shares from stockholders under the Purchase Plan who left the Company’s employ, on or after March 15, 2003, provided that the stock was not publicly traded. The stockholders under the Purchase Plan also had a right to put shares purchased under the Purchase Plan to the Company, which then had to repurchase the shares at their book value as of that date, provided that the stock was not publicly traded. During 1999, the Company granted purchase rights with respect to approximately 9.62 million shares at $0.84 per share. Also during 1999, approximately 9.56 million of the approximately 9.62 million rights granted under the Purchase Plan were exercised by employees and the remaining rights expired unexercised. Of the total shares issued, approximately 9.52 million shares were purchased with full recourse notes in the amount of approximately $7,956,000, by the employees of the Company, and approximately 48,000 shares issued were purchased with cash. The notes, including principal and accrued interest at 5% per year were due on January 1, 2002. At January 1, 2002, notes receivable with an original principal amount of approximately $390,000 had been paid in cash. At December 31, 2001, the remaining notes outstanding of approximately $8.7 million of principal and interest, were amended to extend the due date to November 30, 2004. As of March 31, 2003 and 2004, principal and interest of approximately $8.7 million and $7.3 million, respectively, were included in stockholders’ equity.

Pursuant to the Company’s SARs Plan, the maximum number of SARs that could be offered was approximately 1.50 million and the termination date was October 20, 2004, or earlier if certain conditions of the SARs Plan had been fully met. During 1999, the Company amended the SARs plan eliminating the limit on the maximum number of SARs that could be offered and the termination date of October 20, 2004. Prior to the Company’s IPO on December 16, 1999, the SARs were indexed to the Company’s Class C common stock. Subsequent to the Company’s IPO, these SARs are indexed to the Company’s Class B common stock in accordance with the provisions of the SARs Plan. The SARs vest at 25% per year over four years with the first

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quartile vesting on January 1, 2001. On April 25, 2000, the Company amended the SARs Plan to provide for a tandem feature which allows for the settlement of the SARs with shares of Class B common stock as an alternative to a cash settlement. The amended SARs Plan provides that the SARs may be settled with stock or cash at the sole discretion of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the Company is accounting for the tandem awards as equity instruments and the plan, as amended, as a fixed plan under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The amendment to the SARs plan created a new measurement date. Total compensation expense recorded under the SARs plan and the amended SARs plan was approximately $2.4 million, $2.1 million and $1.3 million in fiscal years 2002, 2003, and 2004 respectively. There is no remaining compensation expense related to the amended SARs plan as of March 31, 2004.

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

On April 18, 2000, the Company’s Board of Directors adopted the 2000 Omnibus Stock Plan (the “Omnibus Plan”), which authorizes the Company to grant or issue options, restricted stock and performance awards, dividend equivalents, deferred stock and stock payments up to a total of 10,000,000 shares. Options issued under the Omnibus Plan vest as determined by the Company’s Compensation Committee at the time of grant and typically must be exercised within 10 years from the date of grant.

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

On April 18, 2000, the Company’s Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The maximum number of shares which may be issued under the Employee Stock Purchase Plan is 2,000,000. During May 2003, the Company’s Board of Directors adopted, subject to stockholder approval, the amended and restated Infonet Services Corporation 2000 Employee Stock Purchase Plan (the “Amended ESPP”) to be effective January 1, 2004. The Amended ESPP was approved by the Company’s stockholders on August 19, 2003. The Amended ESPP, among other things, increases the number of shares of Class B common stock reserved for issuance under the Company’s existing Employee Stock Purchase Plan from 2,000,000 to 4,000,000.

During April 2001, the Company modified stock options held by certain executives to provide for acceleration of vesting upon death or disability. Additionally, the modifications allow for the stock options to continue to be exercisable for their original term upon death or disability or upon certain separation events, as

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following summaries stock option activity (shares in thousands):

	Fiscal Year
	2002		2003		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	24,193	$13.13	19,476	$10.07	26,125	$8.07
Granted	2,871	2.58	7,881	2.22	6,400	1.57
Exercised	(473)	0.84	(489)	0.84	(698)	0.84
Forfeited	(5,350)	16.78	(659)	3.11	(1,668)	6.89
Expired	(1,765)	22.07	(84)	4.90	(1,035)	13.15

Outstanding, end of year	19,476	$10.07	26,125	$8.07	29,124	$6.70

Exercisable, end of year	6,079	$11.77	11,387	$10.21	15,456	$9.09

The following summarizes stock options outstanding and exercisable as of March 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted average Remaining life (years)	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$ 0.84	1,640	2.9	$0.84	1,640	$0.84
$ 1.45 – 2.15	8,726	9.0	$1.70	1,484	$1.90
$ 2.18 – 3.06	6,575	8.3	$2.28	2,901	$2.30
$ 5.15 – 7.39	6,403	6.7	$5.79	4,822	$5.79
$ 7.75 – 8.70	43	7.3	$8.21	21	$8.21
$13.50 – 17.81	355	6.1	$13.77	223	$13.76
$21.00 – 25.20	5,382	5.7	$22.58	4,365	$22.58

$ 0.84 – 25.20	29,124	7.3	$6.70	15,456	$9.09

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in fiscal 2002, 2003 and 2004. The following assumptions were applied in determining the pro forma compensation costs:

	Year Ended March 31,
	2002	2003	2004
Weighted average risk-free rate of return, annual	4.02%	3.00%	2.84%
Expected option life, in years	4.0	4.0	4.0
Expected volatility	93%	81%	75%
Expected dividend yield	—	—	—
Fair value of option:
Granted at market price	$2.58	$1.35	$0.90
Granted at prices exceeding market	—	—	—
Granted at prices less than market	—	—	—

The weighted-average fair value at date of grant was $2.37, $0.76 and $0.54 for all shares of the Company’s Class B common stock issued under the Employee Stock Purchase Plan during fiscal 2002, 2003 and 2004, respectively, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied in determining the pro forma compensation costs:

	Year Ended March 31,
	2002	2003	2004
Weighted average risk-free rate of return, annual	4.89%	1.92%	1.14%
Expected life, in months	6	8	6
Expected volatility	93%	57%	58%
Expected dividend yield	—	—	—

The Company has a nonqualified deferred income plan (the “IDIP”) for employees earning over a prescribed amount. Participants may defer receipt of compensation, which is held by the Company in trust and is invested in accordance with the participants’ directions. As of March 31, 2003 and 2004 the trust assets held by the Company aggregated approximately $6.4 million and $10.0 million, respectively; the vested portion of trust assets aggregated approximately $6.4 million and $10.0 million, respectively. These assets are accounted for as trading securities and included in intangible and other assets in the accompanying financial statements.

13.    RELATED-PARTY TRANSACTIONS

Related parties consist of the Company’s Class A stockholders, non-consolidated country representative organizations in which the Company holds greater than a 20% but less than a 50% ownership interest, country representative organizations owned directly or indirectly by the Company’s Class A stockholders, and their respective affiliates.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related party transactions for the years ended March 31 comprise the following (in thousands):

Revenues:	2002	2003		2004
AUCS Communications Services—N.V. (The Netherlands)	$27,347	$14,041		$—
Infonet Telecom AS (Norway)	6,436	7,939		6,394
Infonet Thailand Ltd. (Thailand)	360	166		468
KDDI Corporation (Japan)	26,521	35,562		35,335
KPN Telecom B.V. (The Netherlands)	82,587	89,737	(a)	68,301	(b)
Swisscom AG (Switzerland)	37,073	64,763	(a)	39,552	(b)
Telefonica International Holdings B.V. (Spain)	11,286	9,433		8,185
TeliaSonera A.B. (Sweden)	47,463	60,112	(a)	51,517	(b)
Telstra Corporation Limited (Australia)	22,146	25,376		24,644

(a)	Includes one third of the management contract incentive fee of $73.7 million in the year ended March 31, 2003.
(b)	Includes one third of the management contract incentive fee of $2.3 million in the year ended March 31, 2004.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Costs and Expenses:

Communication Services Costs

	2002	2003	2004
AUCS Communications Services—N.V. (The Netherlands)	$61,840	$15,076	$—
Infonet Telecom AS (Norway)	1,472	1,741	1,361
Infonet Thailand Ltd. (Thailand)	215	145	395
KDDI Corporation (Japan)	8,275	10,506	9,545
KPN Telecom B.V. (The Netherlands)	30,910	14,667	19,111
Swisscom AG (Switzerland)	5,292	8,326	7,662
Telefonica International Holdings B.V. (Spain)	1,847	2,354	2,544
TeliaSonera A.B. (Sweden)	4,907	6,594	12,469
Telstra Corporation Limited (Australia)	7,300	7,162	6,106

Integration and Provisioning Costs

	2002	2003	2004
AUCS Communications Services—N.V. (The Netherlands)	$22,487	$5,959	$—
Infonet Telecom AS (Norway)	1,436	1,801	1,882
Infonet Thailand Ltd. (Thailand)	2,104	1,833	1,575
KDDI Corporation (Japan)	5,629	7,387	9,389
KPN Telecom B.V. (The Netherlands)	14,878	10,618	12,877
Swisscom AG (Switzerland)	6,779	11,688	13,888
Telefonica International Holdings B.V. (Spain)	2,279	3,329	5,642
TeliaSonera A.B. (Sweden)	5,565	7,754	10,683
Telstra Corporation Limited (Australia)	3,193	5,096	8,284

Bandwidth and Related Costs

	2002	2003	2004
AUCS Communications Services—N.V. (The Netherlands)	$—	$—	$—
Infonet Telecom AS (Norway)	206	83	66
Infonet Thailand Ltd. (Thailand)	783	694	816
KDDI Corporation (Japan)	1,196	1,654	1,682
KPN Telecom B.V. (The Netherlands)	1,753	3,828	2,616
Swisscom AG (Switzerland)	978	1,168	2,006
Telefonica International Holdings B.V. (Spain)	469	645	774
TeliaSonera A.B. (Sweden)	805	3,058	2,528
Telstra Corporation Limited (Australia)	921	58	501

Network Operations

	2002	2003	2004
AUCS Communications Services—N.V. (The Netherlands)	$—	$—	$—
Infonet Telecom AS (Norway)	—	—	—
Infonet Thailand Ltd. (Thailand)	—	—	—
KDDI Corporation (Japan)	939	904	262
KPN Telecom B.V. (The Netherlands)	—	—	—
Swisscom AG (Switzerland)	—	—	—
Telefonica International Holdings B.V. (Spain)	—	—	—
TeliaSonera A.B. (Sweden)	—	—	—
Telstra Corporation Limited (Australia)	—	—	—

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $49.8 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization as of March 31, 2004 was approximately $24.7 million.

Related party balances as of March 31 comprise the following (in thousands):

	2003	2004
Accounts receivable, net	$56,591	$36,318
Accounts payable	1,891	3,108
Network communications	2,303	4,396

On September 30, 1999, the Company entered into various agreements with AUCS Communication Services—N.V. (“AUCS”), Unisource (the then owner of AUCS) and KPN, Swisscom and Telia, each of which is a Class A stockholder of the Company. Among the agreements was a three-year management agreement (the “Management Agreement”), which terminated as scheduled on October 1, 2002.

As part of the agreement entered into with related parties of the Company on September 30, 1999, the Company also entered into a three-year management agreement with a related party. Under the terms of the Management Agreement, the Company earned a management fee equal to 1.5% of the consolidated revenues of the related party up to a defined aggregate maximum, over the term of the agreement. The Company recognized management fee revenue of approximately $4.0 million and $1.7 million in fiscal years 2002 and 2003, respectively.

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

The Management Agreement provides for an incentive fee payment payable upon the termination of the Management Agreement based upon the Company’s achieving certain performance criteria. In accordance with the amount claimed, the Company had received and recognized as revenue an interim payment of Euro 56.0 million (approximately $56.7 million) on December 15, 2002. In March 2003 in accordance with the Incentive Payment Agreement (the “Agreement”) the final incentive fee of Euro 77 million was agreed upon by the parties. In accordance with the Agreement, of the unpaid balance of the incentive fee of Euro 21 million, Euro 16 million (approximately $16.9 million) was paid in April 2003 and Euro 5 million was placed in an escrow account for final disposition pending resolution of certain contingencies as required by the terms of Agreement. Accordingly, the Company recognized an additional Euro 16 million (approximately $16.9 million) as incentive fee revenues during the three months ended March 31, 2003. As of March 31, 2003, the Company had recognized Euro 72 million (approximately $73.7 million) as incentive fee revenues. During the year ended March 31, 2004, the remaining contingencies were resolved, and the Company received a final payment of Euro 2 million (approximately $2.3 million). No further payment is expected.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	ACQUISITIONS

During the year ended March 31, 2003 the Company acquired a 46% interest in a company (the “Investee”) that provides wireless roaming services to multinationals. The investment consisted of a $10 million direct investment in the Investee for a 40% interest and an indirect investment of $10 million in the Investee’s holding company for the remaining 6% interest. The Company accounts for this investment using the equity method of accounting.

The Company has owned a 19% interest in Infonet Primalliance (“Primalliance”), which was accounted for by the cost method of accounting, since September 2000. During February 2004, the Company acquired the remaining 81% interest in Primalliance for $2,404,000 in cash consideration (net of cash received). This acquisition allows the Company to control its primary sales channel in China and has been included in the Company’s operations since the acquisition date. Under the terms of the purchase agreement, the Company may be required to pay an additional $3,000,000 of cash consideration subject to the resolution of certain contingencies. No goodwill was recorded in connection with this acquisition, and the Company expects to add any additional consideration to the purchase price and allocate such amounts to identifiable intangibles. The following table summarizes the preliminary purchase price allocation of Primalliance’s assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$898,000
Property and equipment	1,175,000
Consulting contract	453,000
Other identifiable intangible assets	211,000
Accounts payable and accrued expenses	(333,000)

Cash purchase price, net of cash received	$2,404,000

15.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during each year. Diluted earnings (loss) per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect of potential common stock.

At March 31, 2002, 2003 and 2004 the types of potential common stock were stock options and purchase rights. The inclusion of potential common stock had an antidilutive effect on the reported loss per share for each of the years ended March 31, 2002, 2003 and 2004. Consequently, reported basic and diluted loss per share are the same amount for each of the three years in the period ended March 31, 2004. Options to purchase approximately 19.5 million, 26.1 million and 29.1 million shares of common stock were outstanding at March 31, 2002, 2003 and 2004, respectively.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties.

Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Year Ended March 31,
	2002	2003	2004
Revenues from external customers:
Direct	$405,480	$560,101	$551,325
Alternate	240,299	94,095	71,048

Consolidated total	$645,779	$654,196	$622,373

Operating contribution:
Direct	$163,807	$258,241	$194,139
Alternate	74,818	29,800	33,486

Operating contribution from reportable segments	238,625	288,041	227,625
Core network, overhead and other non-allocable costs	(248,929)	(329,932)	(291,998)

Loss before provision for income taxes and minority interest	$(10,304)	$(41,891)	$(64,373)

Depreciation and amortization:
Direct	$10,473	$9,726	$11,075
Alternate	16	63	85

Depreciation and amortization from reportable segments	10,489	9,789	11,160
Core network, overhead and other non-allocable costs	65,309	66,548	68,328

Consolidated total	$75,798	$76,337	$79,488

	March 31,
	2002	2003	2004
Total assets:
Direct	$97,234	$121,965	$149,646
Alternate	49,280	32,803	14,592

Total assets of reportable segments	146,514	154,768	164,238
Core network, corporate and other non-allocable assets	1,263,625	939,959	894,069

Consolidated total	$1,410,139	$1,094,727	$1,058,307

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information by geographic area is presented below (in thousands):

	Year Ended March 31,
	2002	2003		2004
Revenues from external customers based upon the country in which invoices are produced:
United States	$133,222	$201,521	(a)	$169,500	(b)

International:
Netherlands	97,192	75,979		70,006
Germany	40,017	51,380		61,639
Switzerland	37,078	39,885		38,939
Japan	26,521	35,554		35,653
Sweden	47,345	35,462		34,018
Belgium	27,570	23,543		32,583
United Kingdom	80,454	34,450		29,705
France	32,871	26,292		22,639
Other	123,509	130,130		127,691

Total international	512,557	452,675		452,873

Consolidated total	$645,779	$654,196		$622,373

(a) Includes management contract incentive fee of $73.7 million in the year ended March 31, 2003.

(b) Includes management contract incentive fee of $2.3 million in the year ended March 31, 2004.

	March 31,
	2002	2003	2004
Long-lived assets by country:
United States	$485,008	$411,514	$388,780

International:
United Kingdom	3,218	3,871	4,863
France	1,186	1,556	5,032
Other	4,989	6,583	9,983

Total international	9,393	12,010	19,878

Consolidated total	$494,401	$423,524	$408,658

The company’s revenues by service category are presented below (in thousands):

	Year Ended March 31,
	2002	2003	2004
Revenues from external customers:
Network services	$305,226	$321,661	$335,551
Consulting, integration and provisioning services	193,092	191,080	227,832
Applications services	8,269	21,974	40,579
Other communications services	139,192	45,828	16,066
Management contract incentive fee	—	73,653	2,345

Total revenues	$645,779	$654,196	$622,373

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth unaudited quarterly financial data for the fiscal years ended March 31, 2003 and 2004 (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 31, 2004:
Revenues	$149,063	$151,282	$151,085	$170,943
Operating loss	(19,570)	(17,470)	(23,944)	(6,582)
Net loss	(19,798)	(17,187)	(20,517)	(9,062)
Basic and diluted loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.02)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 31, 2003:
Revenues	$147,307	$142,815	$198,294	$165,780
Operating (loss) income	(54,626)	(12,580)	32,277	(11,350)
Net (loss) income	(36,420)	(6,217)	18,229	(195,518)
Basic and diluted (loss) earnings per common share	$(0.08)	$(0.01)	$0.04	$(0.42)

All four quarters during the year ended March 31, 2003 and the first three quarters during the year ended March 31, 2004 consisted of 13-week periods. The fourth quarter during the year ended March 31, 2004 consisted of a 14-week period.

Our revenues and operating income vary from quarter to quarter due to a number of factors including the timing of new client contracts, new service offerings, changes in our pricing policies or those of our competitors and the timing of our continued network expansion. Our operating income (loss) also varies from quarter to quarter due to timing of expenses related to provisioning of our services. Our net income (loss) varies from quarter to quarter due to changes in income tax expenses related to our ability to realize our deferred income tax assets. Quarterly results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

18.	SUBSEQUENT EVENT

During May and June 2004, certain key employees were granted a total of 1,760,500 shares of the Company’s Class B common stock as restricted stock awards under the Company’s 2003 Incentive Award Plan. Holders of these restricted shares are entitled to all the rights of a stockholder with respect to such shares, subject to certain forfeiture and transfer restrictions, including the right to vote the shares and to receive any dividends or distributions paid or made with respect to the shares. Shares of the restricted stock shall be subject to forfeiture upon the holder’s termination of employment. Shares of restricted stock shall be released from forfeiture and transfer restrictions on the second anniversary of the grant date.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2004, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item concerning our directors is incorporated by reference to the information to be set forth in our proxy statement (2004 Proxy Statement) for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2004.

Item 11.    Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information to be set forth in our 2004 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and related stockholder matters is incorporated by reference to the information to be set forth in our 2004 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information to be set forth in our 2004 Proxy Statement.

Item 14.    Principal Accounting Fee and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information to be set forth in our 2004 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm

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

(b) Reports on Form 8-K:

We filed no reports on Form 8-K in the fourth quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized in the City of El Segundo, State of California, on the 16th day of June, 2004.

INFONET SERVICES CORPORATION

By:	/s/ JOSE A. COLLAZO
Jose A. Collazo President and Chairman of the Board of Directors

Pursuant to the requirements of the Exchange Act, this Report has been signed by the following persons on June 16, 2004, in the capacities indicated:

Signature	Title

/s/ JOSE A. COLLAZO Jose A. Collazo	President and Chairman of the Board of Directors

/s/ AKBAR H. FIRDOSY Akbar H. Firdosy	Chief Financial Officer (Principal Financial and Accounting Officer)

John Allerton	Director

/s/ BRUCE A. BEDA Bruce A. Beda	Director

/s/ ERIC M. DE JONG Eric M. de Jong	Director

Per-Eric Fylking	Director

Peter G. Hanelt	Director

/s/ TIMOTHY P. HARTMAN Timothy P. Hartman	Director

/s/ YUZO MORI Yuzo Mori	Director

/s/ MATTHEW J. O’ROURKE Matthew J. O’Rourke	Director

/s/ HANSPETER QUADRI Hanspeter Quadri	Director

/s/ JOSE MANUEL SANTERO Jose Manuel Santero	Director

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Amended and Restated Bylaws, effective as of February 21, 2004(15)

9.1	Form of Amended and Restated Stockholders Agreement(1)

10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(2)

10.1(b)	Form of Incentive Stock Option Award Agreement(2)

10.1(c)	Form of Stock Option Award Agreement(2)

10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(3)

10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(3)

10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(4)

10.3

Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002); Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002)(5)

10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)

10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)

10.4(a)	Amendment to Infonet Services Corporation Deferred Income Plan(15)

10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(6)

10.6(a)	Amendment to Infonet Services Corporation Supplemental Executive Retirement Plan(15)

10.8	Executive Employment Agreement of Jose A. Collazo, dated April 24, 2001(7)

10.8(a)	First Amendment to Executive Employment Agreement of Jose A. Collazo, dated May 7, 2004

10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(7)

10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(8)

10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)

10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)

10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(3)

10.18(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees(5)

10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of January 1, 2004)(13)

10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(7)

Number	Description

10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(10)

10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(11)

10.27	AUCS Termination and Transition Agreement, dated as of September 30, 2002(5)

10.28	Incentive Payment Agreement, dated as of March 14, 2003(12)

10.28(a)	Incentive Payment Settlement Agreement, dated as of March 29, 2004

10.29	Infonet Services Corporation 2003 Incentive Award Plan(13)

10.29(a)	Infonet Services Corporation 2003 Incentive Award Plan Incentive Stock Option Award Agreement for Officers and Senior Employees(14)

10.29(b)	Infonet Services Corporation 2003 Incentive Award Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(14)

10.29(c)	Amendment No. 1 to Infonet Services Corporation 2003 Incentive Award Plan, effective as of February 24, 2004

10.29(d)	Form of Infonet Services Corporation 2003 Incentive Award Plan Restricted Stock Agreement

10.30	Form of Indemnification Agreement of Directors*(14)

10.31	Form of Indemnification Agreement for Senior Executives#(14)

10.32	Infonet Services Corporation CEO Incentive Bonus Plan

21.1	Consolidated Subsidiaries of Infonet Services Corporation as of March 31, 2004

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer required under 18 U.S.C §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Schedule II—Valuation and Qualifying Accounts

*	Agreements have been executed by Infonet Services Corporation and each of John Allerton, Bruce Beda, Jose Collazo, Eric de Jong, Per-Eric Fylking, Peter Hanelt, Timothy Hartman, Yuzo Mori, Matthew O’Rourke, Hanspeter Quadri, and Jose Manuel Santero.
#	Agreements have been executed by Infonet Services Corporation and each of Akbar Firdosy, Paul Galleberg, and Peter Sweers.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended June 30, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to the Registrant’s Annual Report Form 10-K for the period ended March 31, 2001.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2003.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2003 Annual Stockholders Meeting filed with the Commission on July 7, 2003.
(14)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended September 26, 2003.
(15)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the period ended December 26, 2003.