Form 10-Q
period 2004-07-02
INFONET SERVICES CORP
filed 2004-08-11
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

90245

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

As of August 6, 2004, the registrant had the following number of shares outstanding:

Class A common stock: 161,403,358

Class B common stock: 304,080,922

INFONET SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except per Share Amounts)

	March 31, 2004	June 30, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,071	$172,362
Short-term investments	256,527	206,885
Accounts receivable, net	143,417	128,659
Deferred income taxes	740	152
Prepaid expenses	35,282	33,201
Other current assets	17,576	17,958

Total current assets	590,613	559,217
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net	408,658	402,137
INTANGIBLE AND OTHER ASSETS, Net	59,036	60,543

TOTAL ASSETS	$1,058,307	$1,021,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$1,448	$1,450
Accounts payable	56,959	41,073
Network communications	23,795	27,113
Accrued salaries and related benefits	24,992	16,425
Income taxes payable	6,722	5,509
Advance billings	31,507	32,408
Deferred installation revenues	13,882	14,316
Other accrued expenses	27,183	27,910

Total current liabilities	186,488	166,204

DEFERRED REVENUE	21,351	21,541

DEFERRED COMPENSATION	19,775	20,643

CAPITAL LEASE OBLIGATIONS, Less Current Portion	2,660	2,287

MINORITY INTEREST	1,491	1,636

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.01 par value per share: 400,000 shares authorized; 364,160 shares issued as of March 31, 2004 and June 30, 2004; 161,403 shares outstanding as of March 31, 2004 and June 30, 2004; 202,757 shares held in treasury as of March 31, 2004 and June 30, 2004	66,078	66,078
Class B common stock $0.01 par value per share: 600,000 shares authorized; 312,876 and 315,260 shares issued as of March 31, 2004 and June 30, 2004; 301,683 and 304,067 shares outstanding as of March 31, 2004 and June 30, 2004; 11,193 shares held in treasury as of March 31, 2004 and June 30, 2004	1,199,486	1,203,348
Treasury stock, at cost, 213,950 shares as of March 31, 2004 and June 30, 2004	(142,727)	(142,727)
Deferred compensation on restricted stock	—	(2,816)
Notes receivable from issuance of common stock	(7,334)	(7,424)
Accumulated deficit	(292,317)	(308,084)
Accumulated other comprehensive income	3,356	1,211

Total stockholders’ equity	826,542	809,586

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,058,307	$1,021,897

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2004
REVENUES, Net	$149,063	$157,584

OPERATING COSTS AND EXPENSES:
Communication services costs	21,513	20,613
Integration and provisioning costs	54,191	59,332
Bandwidth and related costs	26,698	22,185
Network operations	30,666	31,474
Selling, general and administrative	35,565	39,622

Total operating costs and expenses	168,633	173,226

OPERATING LOSS	(19,570)	(15,642)

OTHER INCOME (EXPENSE):
Interest income	2,132	1,784
Interest expense	(126)	(84)
Equity in losses of unconsolidated affiliates	(739)	(796)
Other, net	(933)	(166)

Total other income, net	334	738

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(19,236)	(14,904)
PROVISION FOR INCOME TAXES	644	619

LOSS BEFORE MINORITY INTEREST	(19,880)	(15,523)
MINORITY INTEREST	(82)	244

NET LOSS	(19,798)	(15,767)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	2,615	(557)
Unrealized losses on securities, net of tax	(59)	(1,588)

Total other comprehensive income (loss)	2,556	(2,145)

COMPREHENSIVE LOSS	$(17,242)	$(17,912)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	464,775	463,133

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	464,775	463,133

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,798)	$(15,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,562	21,673
Equity in losses of unconsolidated affiliates	739	796
Stock-based compensation charge	2,779	230
Loss on disposal of property, equipment and communication lines	499	43
Premium amortization on marketable securities	1,262	1,127
Realized (gain) loss on marketable securities	(136)	26
Deferred income taxes	(114)	587
Minority interest	(82)	244
Changes in operating assets and liabilities:
Accounts receivable, net	3,855	14,380
Prepaid expenses	(2,374)	2,012
Other current assets	236	47
Accounts payable	(909)	(13,094)
Network communications	4,031	376
Accrued salaries and related benefits	(7,667)	(8,538)
Income taxes payable	(356)	(1,150)
Advance billings	3,518	900
Other accrued expenses	861	462
Deferred compensation	85	922
Purchases of trading securities	(3,195)	(2,166)
Proceeds from sale of trading securities	2,360	2,157
Other operating activities	(327)	58

Net cash provided by operating activities	4,829	5,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(16,790)	(13,981)
Purchases of securities available-for-sale	(85,693)	(8,446)
Proceeds from sales of securities available-for-sale	69,912	20,097
Maturities of securities available-for-sale	6,198	35,250
Investments in unconsolidated affiliates	(1,000)	—
Additional consideration in business acquisition	—	(3,000)
Other investing activities	(14)	—

Net cash (used in) provided by investing activities	(27,387)	29,920

(Table continued on following page)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	$(707)	$(371)
Purchases of treasury stock	(2,888)	—
Net proceeds from issuance of common stock	180	816
Distribution to minority interest	—	(96)

Net cash (used in) provided by financing activities	(3,415)	349

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,756	(303)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,217)	35,291
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	146,730	137,071

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,513	$172,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$589	$640
Interest	$141	$90
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$457	$3,368
Acquisitions of equipment accrued but not yet paid	$628	$3,035

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Infonet Services Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004 filed with the Securities and Exchange Commission on June 16, 2004. Certain items have been reclassified to conform to the current period presentation. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2005.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 53-week period ended April 2, 2004 as the year ended March 31, 2004, and the 13-week periods ended June 27, 2003 and July 2, 2004 as the three months ended June 30, 2003 and 2004, respectively.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised SFAS No. 132”). Revised SFAS No. 132 revises employers’ required disclosures about pension plans and other postretirement benefits. This statement does not change the measurement or recognition provisions of those plans required by existing pronouncements. Instead, Revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim disclosure requirements of Revised SFAS No. 132 became effective for the Company during the three months ended June 30, 2004. Additional disclosures of estimated future benefit payments will be required for the Company’s consolidated financial statements for the year ending April 1, 2005 and are not expected to have a material impact on the Company’s consolidated financial statements.

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. The guidance for evaluating whether an investment is other-than-temporarily impaired must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The Company is currently assessing the impact of the adoption of EITF Issue No. 03-01 on its consolidated financial position and results of operations.

3.    STOCK BASED COMPENSATION

The Company issues stock options and other stock-based awards to employees and directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended June 30,
	2003	2004
	(In thousands, except per share amounts)
Net loss, as reported	$(19,798)	$(15,767)
Add: Stock-based employee compensation expense included in reported net income	2,779	230
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,846)	(7,422)

Pro forma net loss	$(27,865)	$(22,959)

Loss per share:
Basic and diluted, as reported	$(0.04)	$(0.03)

Basic and diluted, pro forma	$(0.06)	$(0.05)

4.    PROPERTY, EQUIPMENT AND COMMUNICATION LINES

Property, equipment and communication lines, net consists of the following (in thousands):

	March 31, 2004	June 30, 2004
Communications, computer and related equipment	$335,276	$345,223
Communication lines	308,924	312,303
Land, buildings and leasehold improvements	76,249	76,203
Furniture and other equipment	21,242	21,442

	741,691	755,171
Less accumulated depreciation and amortization	333,033	353,034

Property, equipment and communication lines, net	$408,658	$402,137

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 3 to 25 years.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following (in thousands):

	March 31, 2004	June 30, 2004
Minimum pension liability	$1,324	$1,324
Other postretirement benefits minimum liability	1,341	1,341
IDIP assets	10,030	9,987
Deferred installation costs	20,278	20,579
Investments in unconsolidated affiliates	18,111	17,315
Goodwill	1,468	1,468
Intangible assets, net	2,371	4,682
Employee loans and interest receivable	948	953
Other	3,165	2,894

Intangible and other assets, net	$59,036	$60,543

Intangible assets consist of the following (dollars in thousands):

		March 31, 2004			June 30, 2004
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Purchased technology	5	$6,600	$(4,840)	$1,760	$6,600	$(5,170)	$1,430
Consulting contract	2	453	(38)	415	2,498	(289)	2,209
Other	5	1,892	(1,696)	196	2,847	(1,804)	1,043

		$8,945	$(6,574)	$2,371	$11,945	$(7,263)	$4,682

Amortization expense for the three months ended June 30, 2003 and 2004 was approximately $330,000 and $689,000, respectively. At June 30, 2004, estimated future amortization expense is as follows: approximately $2,414,000 for the remaining nine months of fiscal year 2005 and approximately $1,776,000, $174,000, $173,000 and $145,000 for fiscal years 2006, 2007, 2008 and 2009, respectively.

6.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect, if any, of potential common stock.

At June 30, 2003 and 2004, the types of potential common stock were stock options and purchase rights and restricted stock. The inclusion of potential common stock had an antidilutive effect on the reported loss per share for the three months ended June 30, 2003 and 2004. Consequently, reported basic and diluted earnings per share are the same amount for the three months ended June 30, 2003 and 2004, respectively. Potential common shares of 25.1 million and 32.2 million were not included in the computation of diluted earnings per share for the three months ended June 30, 2003 and 2004, respectively, because to do so would have been antidilutive for the periods presented.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INCOME TAXES

The Company has established a valuation allowance against its entire net U.S. deferred income tax assets. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” due to the lack of evidence, within the meaning of SFAS No. 109, of the existence of sufficient future taxable income needed to realize the deferred income tax assets. Until appropriate levels of profitability are reached, the Company will not recognize income tax benefits related to its domestic results of operations. In the three months ended June 30, 2003 and 2004, the Company did not record income tax benefits resulting from its U.S. losses. The tax provision that was recorded is comprised of foreign subsidiary income taxes, foreign withholding taxes and state income taxes in jurisdictions that do not permit consolidated tax filings.

At June 30, 2004, the gross amount of the Company’s net deferred income tax assets was $207.0 million. The valuation reserve recorded against those net deferred income tax assets was $206.8 million. The $0.2 million residual is comprised of foreign net deferred income tax assets.

8.    SEGMENT INFORMATION

The Company conducts business in two operating segments: country representatives or Direct Sales Channels (“Direct”) and Alternate Sales Channels (“Alternate”). Both of these segments generate revenues by providing the Company’s clients with a complete global networking solution.

The Company has organized its operating segments around differences in distribution channels used to deliver its services to clients. These segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The Company’s management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments. Costs relating to operating the Company’s core network and non-allocable general, administrative, marketing and overhead costs, including income tax expense, are not charged to the segments. Accordingly, neither assets related to the core network nor their associated depreciation expense are allocated to the segments.

The Company accounts for intersegment transactions on the same terms and conditions as if the transactions were with third parties. Intersegment revenues are not material to any segment.

Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30,
	2003	2004
Revenues from external customers:
Direct	$132,299	$141,112
Alternate	16,764	16,472

Total	$149,063	$157,584

Operating contributions:
Direct	$45,468	$48,232
Alternate	7,808	7,561

Operating contribution from reportable segments	53,276	55,793
Core network, overhead and other non-allocable costs	(72,512)	(70,697)

Loss before provision for income taxes and minority interest	$(19,236)	$(14,904)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30,
	2003	2004
Total assets:
Direct	$144,915	$139,799
Alternate	11,434	12,838

Total assets of reportable segments	156,349	152,637
Core network, corporate and other non-allocable assets	919,504	869,260

Total assets	$1,075,853	$1,021,897

9.    RELATED PARTY TRANSACTIONS

Related parties consist of the Company’s Class A stockholders, non-consolidated country representative organizations in which the Company holds greater than a 20% but less than a 50% ownership interest, country representative organizations owned directly or indirectly by the Company’s Class A stockholders, and their respective affiliates.

Related party transactions for the periods presented comprise the following (in thousands):

Revenues

	Three Months Ended June 30,
	2003	2004
Infonet Telecom AS (Norway)	$1,727	$—
Infonet Thailand Ltd. (Thailand)	42	186
KDDI Corporation (Japan)	8,564	9,969
KPN Telecom B.V. (The Netherlands)	16,744	15,794
Swisscom AG (Switzerland)	9,952	9,477
Telefonica International Holding B.V. (Spain)	2,280	1,959
TeliaSonera AB (Sweden)	8,742	9,798
Telstra Corporation Limited (Australia)	5,879	6,882

Operating Costs and Expenses

	Three Months Ended June 30,
Communication Services Costs:	2003	2004
Infonet Telecom AS (Norway)	$291	$—
Infonet Thailand Ltd. (Thailand)	36	156
KDDI Corporation (Japan)	3,033	2,459
KPN Telecom B.V. (The Netherlands)	4,060	4,922
Swisscom AG (Switzerland)	1,748	1,748
Telefonica International Holding B.V. (Spain)	678	573
TeliaSonera AB (Sweden)	2,437	2,033
Telstra Corporation Limited (Australia)	1,456	1,329

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,
Integration and Provisioning Costs:	2003	2004
Infonet Telecom AS (Norway)	$542	$—
Infonet Thailand Ltd. (Thailand)	865	198
KDDI Corporation (Japan)	1,505	2,487
KPN Telecom B.V. (The Netherlands)	3,462	3,460
Swisscom AG (Switzerland)	3,436	3,571
Telefonica International Holding B.V. (Spain)	1,325	1,384
TeliaSonera AB (Sweden)	1,602	2,569
Telstra Corporation Limited (Australia)	1,544	1,676

	Three Months Ended June 30,
Bandwidth and Related Costs:	2003	2004
Infonet Telecom AS (Norway)	$—	$—
Infonet Thailand Ltd. (Thailand)	140	206
KDDI Corporation (Japan)	336	557
KPN Telecom B.V. (The Netherlands)	584	901
Swisscom AG (Switzerland)	408	368
Telefonica International Holding B.V. (Spain)	134	73
TeliaSonera AB (Sweden)	802	266
Telstra Corporation Limited (Australia)	—	195

	Three Months Ended June 30,
Network Operations:	2003	2004
Infonet Telecom AS (Norway)	$—	$—
Infonet Thailand Ltd. (Thailand)	—	—
KDDI Corporation (Japan)	67	70
KPN Telecom B.V. (The Netherlands)	—	—
Swisscom AG (Switzerland)	—	—
Telefonica International Holding B.V. (Spain)	—	—
TeliaSonera AB (Sweden)	—	—
Telstra Corporation Limited (Australia)	—	—

Approximately $48.9 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization related to such purchased bandwidth as of June 30, 2004 was approximately $26.6 million.

Related party balances as of June 30, 2004 comprise the following (in thousands):

Accounts receivable, net	$30,646
Accounts payable	2,349
Network communications	4,060

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    STOCKHOLDERS’ EQUITY

Repurchase of Common Stock—The Company’s Board of Directors approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period, which ended in November 2003. These repurchases were made in the open market or privately negotiated transactions and in compliance with the Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. During the three months ended June 30, 2003, the Company repurchased 1,960,868 shares under this plan at an aggregate cost of approximately $2.9 million. The Company did not repurchase any of its common stock during the three months ended June 30, 2004.

Restricted Stock Awards—During the three months ended June 30, 2004, certain key employees were granted a total of 1,760,500 shares of the Company’s Class B common stock as restricted stock awards under the Company’s 2003 Incentive Award Plan. Holders of these restricted shares are entitled to all the rights of a stockholder with respect to such shares, including the right to vote the shares and to receive any dividends or distributions paid or made with respect to the shares, subject to certain forfeiture and transfer restrictions. Shares of the restricted stock are subject to forfeiture upon the holder’s termination of employment. The forfeiture and transfer restrictions on the restricted stock lapse on the second anniversary of the grant date, or earlier in certain circumstances. The Company recorded deferred compensation of approximately $3.0 million in connection with the restricted stock awards, which will be charged to expense over the vesting period.

11.    COMMITMENTS AND CONTINGENCIES

Commitments—The Company is obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between the Company and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at June 30, 2004 is approximately $20.5 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

Litigation—During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company’s consolidated financial statements.

During December 2001 and through February 7, 2002, nine purported class action lawsuits were filed against the Company and various other parties alleging various violations of United States securities laws, and these have subsequently been consolidated into one lawsuit. The parties have entered into a settlement of this litigation, under which, all claims are dismissed, the defendants obtain releases of liability, and the litigation is terminated in exchange for a cash payment of $18.0 million by the defendants. The Company follows the provisions of SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss from a loss contingency be accrued for by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated. The Company recorded a loss of $5.0 million during the year ended March 31, 2004, which reflects the Company’s contribution to the settlement, net of insurance. The Company paid $5.0 million into escrow for the settlement of this matter during April 2004. On July 26, 2004, following notice of the settlement to the members of the settlement class, the Court approved the settlement and entered final judgment and an order of dismissal with prejudice of the litigation.

Income Taxes—The Company is subject to income and other taxes in various jurisdictions, both domestically and internationally. As a result, the Company has identified various potential foreign tax exposures,

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ultimate resolution of which may be material to the Company’s consolidated financial statements. The magnitude of potential loss that may result from the ultimate outcome of these contingencies, if any, in excess of recorded reserves is not presently estimable.

12.    EMPLOYEE BENEFIT PLANS

The Company has qualified and nonqualified retirement plans covering substantially all domestic employees. In addition, the Company maintains postretirement health care and life insurance benefit plans for certain qualified employees. The components of net periodic benefit cost for the Company’s pension plans and other postretirement benefit plans for the periods presented are as follows (in thousands):

	Three Months Ended June 30,
	2003	2004
Pension Plans—Net periodic benefit cost:
Service cost	$359	$524
Interest cost	462	532
Expected return on plan assets	(354)	(449)
Amortization of prior service cost	157	157
Recognized actuarial loss	129	152

Net periodic benefit cost	$753	$916

	Three Months Ended June 30,
	2003	2004
Other Postretirement Plans—Net periodic benefit cost:
Service cost	$—	$—
Interest cost	26	30
Expected return on plan assets	—	—
Amortization of prior service cost	22	22
Recognized actuarial (gain) loss	(1)	13

Net periodic benefit cost	$47	$65

The Company does not expect to make material contributions to either its pension plans or its other postretirement benefit plans for the year ending March 31, 2005.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted on December 8, 2003. This Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit equivalent to Medicare Part D. The Company has not yet determined whether benefits provided by its other postretirement benefits plans are actuarially equivalent to Medicare Part D under the Act. Therefore the net periodic other postretirement benefit cost stated herein does not include the impact of this Act.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    ACQUISITION

The Company has owned a 19% interest in Infonet Primalliance (“Primalliance”), which was accounted for by the cost method of accounting, since September 2000. During February 2004, the Company acquired the remaining 81% interest in Primalliance for $2,404,000 in cash consideration (net of cash received). During the three months ended June 30, 2004, the remaining purchase price contingencies provided for under the terms of the purchase agreement were resolved, resulting in the payment by the Company of an additional $3,000,000 of cash consideration. This additional consideration has been recorded as an increase to the purchase price and allocated to identifiable intangible assets as follows (in thousands):

Consulting contract	$2,045
Other identifiable intangible assets	955

Additional consideration paid	$3,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial position and operating results for the first quarter of the fiscal year ending March 31, 2005 updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. You should also read this discussion together with our unaudited consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

All statements contained within the Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by these forward-looking statements. Statements that include the terms “will”, “believe”, “belief”, “expects”, “plans”, “anticipates”, “intends” or the like should be considered uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management’s plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors regarding our business, operations and competitive environment, which may cause actual results to vary materially from these forward-looking statements, are discussed under the caption “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2004.

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

Income Taxes

During the year ended March 31, 2001, we filed a request for determination from the Internal Revenue Service, or IRS, regarding the propriety of establishing an intangible asset, for tax purposes only, arising in connection with a September 1999 transaction with three stockholders in which we obtained access to certain customers served by AUCS Communication Services N.V. and cash of $40.0 million in exchange for the issuance to the three stockholders of 47.84 million shares of our Class B common stock. In November 2001, we received a favorable determination from the IRS that an intangible asset relating to the access to these customers was created by the transaction. The intangible asset, which may be amortized in our tax returns over a period of fifteen years, was determined to have a value of $445.0 million. Accordingly, in the fiscal year ended March 31, 2002, we recorded a deferred income tax asset of approximately $171.0 million, representing the deferred income tax benefit assuming an estimated 38.5% tax rate. United States Securities and Exchange Commission Staff Accounting Bulletin 48, “Transfer of Nonmonetary Assets by Promoters or Shareholders,” requires that transfers of nonmonetary assets to a company by stockholders in exchange for stock prior to or at the time of a company’s initial public offering be recorded at the transferor’s historical cost basis. Accordingly, for financial statement purposes, the access to these customers was valued at the stockholders’ basis of $0. Correspondingly, the $171.0 million credit resulting from the recognition of the deferred income tax asset was reflected as an increase in stockholders’ equity, net of directly related costs.

At June 30, 2004, the unadjusted net book value of our deferred income tax assets totaled approximately $207.0 million, which was principally comprised of the remaining carrying value of the intangible asset discussed above of approximately $117.3 million and the benefit associated with domestic income tax losses of approximately $63.2 million. The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred income tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred income tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. Based on our estimates of fiscal year 2005 operating performance, we have determined that it is likely that we will incur a cumulative loss for the three-year period that includes fiscal years 2003, 2004 and 2005. We believe this determination represents negative evidence such that SFAS No. 109 requires that we record a valuation allowance related to our intangible deferred income tax asset. Accordingly, we have recorded a valuation allowance of approximately $206.8 million against our entire net domestic deferred income tax assets as of June 30, 2004. Our valuation allowance increased $4.9 million during the three months ended June 30, 2004. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.

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

Purchased Bandwidth

We monitor and evaluate the viability of the network service providers from which we have purchased bandwidth. The term “purchased bandwidth” refers to transmission capacity contractually acquired under long-term prepaid leases, capitalized leases and indefeasible rights of use. From time to time our network service providers may experience adverse economic circumstances. In the past, at least one of our network service providers has entered into voluntary bankruptcy proceedings. If a service provider enters into bankruptcy proceedings or experiences other adverse events such that it may be unable to provide bandwidth to us, we consider whether such bankruptcy proceedings or other adverse events will affect our purchased bandwidth and whether to recognize an impairment of the purchased bandwidth. If we determine that we will experience a permanent disruption in services as a result of such proceedings or other adverse events, we may record an impairment charge or write-off the bandwidth purchased from the service provider.

Included in our property, equipment and communication lines is purchased bandwidth with a net book value of $206.0 million as of June 30, 2004. There is no purchased bandwidth that is considered to be at risk as of June 30, 2004.

We believe that our determination not to recognize any impairment of purchased bandwidth is a critical accounting policy because it is susceptible to change and dependent upon events that are remote in time and that may or may not occur, and because the impact that recognizing an impairment would have on the assets reported in our consolidated balance sheets and on our results of operations could be material.

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our owned network, which had a net book value of $328.0 million as of June 30, 2004. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

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

Valuation Allowance for Revenue Credits and Accounts Receivable

We make estimates of future credits expected to be issued to clients related to services provided during the periods presented through the analysis of historical trends and known events. Management’s estimates and assumptions must be made and used in connection with establishing the revenue reserves associated with discounts earned on special client agreements and billing reserves for pricing changes and client disputes. Material differences may result in the amount and timing of our revenue adjustments if management’s estimates differ from actual results. Similarly, our management must make estimates regarding the collectibility of our accounts receivable. We specifically analyze accounts receivable including historical bad debts, client concentrations, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

The valuation allowance for revenue credits and accounts receivable was $21.0 million as of June 30, 2004 and $19.3 million as of March 31, 2004. If management over or under estimated the reserves by a hypothetical ten-percent, the valuation allowance for revenue credits and accounts receivable as of June 30, 2004 would decrease or increase by $2.1 million.

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

Loss Contingencies

We follow the provisions of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated. In addition, financial statement disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Because contingent liabilities are often resolved over long time periods, there are considerable uncertainties related to the incurrence, amount and range of loss, and the ultimate outcome of loss contingencies. Estimating probable losses requires analysis of multiple variables that often depend on judgments about potential actions by third parties. In making its determinations of likely outcomes of loss contingencies, management periodically evaluates the potential for changes in loss estimates and consults regularly with its advisors.

Our determination relating to provisions for loss contingencies is subject to change because it is based on management’s current estimates of future probable losses.

In the third quarter of fiscal year 2004, a $5.0 million litigation settlement expense was recorded as a contingency for the class action lawsuit described in Part II, Item 1. On July 26, 2004, the United States District Court, Central District of California approved the settlement and entered final judgment and an order of dismissal with prejudice of the litigation.

We are subject to income and other taxes in various jurisdictions, both domestically and internationally. As a result, we have identified various potential foreign tax exposures, the ultimate resolution of which may be material to our consolidated financial statements. The magnitude of potential loss that may result from the ultimate outcome of these contingencies, if any, in excess of recorded reserves is not presently estimable.

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

As a result of increasing competition in the markets we serve, we offer our clients different and more cost effective solutions when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or reduced prices under the renewed contracts. We refer to this as price erosion. Using data obtained during the three months ended June 30, 2004, we estimate our price erosion of multi-year contracts up for renewal to be, on average, approximately 19% on an annualized basis.

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

Revenue Recognition

We record revenues for Network Services; Consulting, Integration and Provisioning Services; Applications Services; and Other Communications Services when the services are provided. Such services are provided under client contracts, which generally have a term of 1 to 3 years. Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recognize revenues from contracts entered into by non-consolidated country representatives at end-user prices. The amount of end-user revenues to which a non-consolidated country representative is entitled for sales and support services is reflected as country representative compensation, which is included in Communication services costs and Integration and provisioning costs in our results of operations. Installation fee revenues are amortized over the average client life. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as advance billings and recognized as revenues when earned. An allowance for client credits is accrued concurrently with the recognition of revenues.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying Management’s Discussion and Analysis for the three months ended June 30, 2003 and 2004. Dollar amounts presented below are in thousands.

Revenues by Service

	Three Months Ended June 30,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Network Services	$83,188	56%	$81,798	52%	$(1,390)	(2)%
Consulting, Integration and Provisioning Services	52,769	35	62,239	39	9,470	18%
Applications Services	9,072	6	10,566	7	1,494	16%
Other Communications Services	4,034	3	2,981	2	(1,053)	(26)%

Total revenues	$149,063	100%	$157,584	100%	$8,521	6%

Revenues by Distribution Channel

	Three Months Ended June 30,		Inc / (Dec)	% Inc / (Dec)
	2003	2004
Country representatives (direct channels):
Number of representatives	58	59	1	2%
Number of clients	1,634	1,777	143	9%
Country representatives’ revenues	$132,299	$141,112	$8,813	7%
Percent of total revenues	89%	90%
Alternate sales channels:
Number of sales channel partners	29	33	4	14%
Number of sales channel partners’ clients	288	336	48	17%
Alternate sales channels’ revenues	$16,764	$16,472	$(292)	(2)%
Percent of total revenues	11%	10%

Revenues by Region

	Three Months Ended June 30,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Americas	$41,121	28%	$49,405	31%	$8,284	20%
Europe, Middle East and Africa (EMEA)	86,827	58	85,368	54	(1,459)	(2)%
Asia Pacific	21,115	14	22,811	15	1,696	8%

Total revenues	$149,063	100%	$157,584	100%	$8,521	6%

Revenues

Revenues by Service—Revenues increased $8.5 million, or 6% compared to the corresponding quarter of the prior fiscal year. The increase is primarily due to revenues from Consulting, Integration and Provisioning Services, which increased $9.5 million, or 18% compared to the corresponding quarter of the prior fiscal year. The increase is primarily attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Revenues from Applications Services increased $1.5 million, or 16% compared to the corresponding quarter of the prior fiscal year. The increase is primarily attributable to an increase in revenues from our call center and security services. These aggregate increases of $11.0 million were offset by an aggregate decrease of $2.4 million in revenues from Network Services and Other Communications Services. Revenues from Network Services decreased $1.4 million, or 2% compared to the corresponding quarter of the prior fiscal year. Intranet services, the largest component of Network Services revenues, decreased $4.1 million, or 6% compared to the corresponding quarter of the prior fiscal year while revenues from our remote access services increased $2.3 million, or 18% compared to the corresponding quarter of the prior fiscal year. The decrease in intranet services revenues is primarily the result of the price erosion we experience as existing clients transition to our more cost effective solutions. Revenues from Other Communications Services decreased $1.1 million, or 26% compared to the corresponding quarter of the prior fiscal year due to a continuing decline in our legacy platform revenues.

Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of price erosion on our Network Services revenues. We have enacted initiatives to reduce the costs of our Consulting, Integration and Provisioning Services revenues, and thereby increase our margins. However, should Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and if we are unsuccessful in improving our margins, our future operating results could be materially and adversely affected. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from Consulting, Integration and Provisioning Services and Applications Services. Our long-term future growth, if any, as we add new services designed to better serve our clients, will come primarily from Network Services and Applications Services.

Revenues by Distribution Channel—Revenues from our country representatives increased $8.8 million, or 7% compared to the corresponding quarter of the prior fiscal year due to the increase in the number of our country representatives’ clients. The number of our country representatives increased to 59 as of June 30, 2004 from 58 as of June 30, 2003. The number of our country representative clients increased to 1,777 as of June 30, 2004 from 1,634 as of June 30, 2003.

Revenues from our alternate sales channels decreased $0.3 million, or 2% compared to the corresponding quarter of the prior fiscal year due to a decrease in revenues from a major reseller of approximately $1.7 million which was partially offset by increased revenues from new and existing clients. The number of our alternate sales channel partners increased to 33 as of June 30, 2004 from 29 as of June 30, 2003. The number of our alternate sales channel partners’ clients increased to 336 as of June 30, 2004 from 288 clients as of June 30, 2003.

Revenues by Region—Revenues billed in the Americas region increased $8.3 million, or 20% compared to the corresponding quarter of the prior fiscal year due to our sales efforts in that region and increased revenues from a major U.S. client. Revenues billed in the EMEA region decreased $1.5 million, or 2% compared to the corresponding quarter of the prior fiscal year. Revenues billed in the Asia Pacific region increased $1.7 million, or 8% compared to the corresponding quarter of the prior fiscal year. We expect revenues from the Americas and Asia Pacific regions will continue to grow, while revenues from the EMEA region will remain relatively flat.

Expenses

Communication services costs decreased $0.9 million, or 4% compared to the corresponding quarter of the prior fiscal year. The decrease is primarily related to the decline in Network Services revenues. Communication services costs as a percentage of total revenues were 14% and 13% in the three months ended June 30, 2003 and 2004, respectively.

Integration and provisioning costs increased $5.1 million, or 9% compared to the corresponding quarter of the prior fiscal year. The increase is primarily related to an increase in our global connect revenues, which are included in the Consulting, Integration and Provisioning category, and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues were 36% and 38% in the three months ended June 30, 2003 and 2004, respectively.

Bandwidth and related costs decreased $4.5 million, or 17% compared to the corresponding quarter of the prior fiscal year. Lease expense, the largest component of bandwidth and related costs, decreased $4.9 million from the prior year. The decrease is primarily due to successful negotiations for lower rates on our long-term leases and lower replacement costs. Bandwidth and related costs as a percentage of total revenues were 18% and 14% in the three months ended June 30, 2003 and 2004, respectively.

Network operations expense increased $0.8 million, or 3% compared to the corresponding quarter of the prior fiscal year. The increase is primarily due to increases in personnel costs and depreciation expenses as a result of our continuing build-out of The World Network. Network operations expenses as a percentage of total revenues were 21% and 20% in the three months ended June 30, 2003 and 2004, respectively.

Selling, general and administrative expenses increased $4.1 million, or 11% compared to the corresponding quarter of the prior fiscal year. Sales personnel-related expenses increased $2.2 million, or 12% compared to the corresponding quarter of the prior fiscal year due to salary and headcount increases. Marketing, product development and advertising expenses increased $3.6 million, or 78% compared to the corresponding quarter of the prior fiscal year. Partially offsetting these increases is a $2.5 million decrease in stock-related compensation charges, as we no longer incur charges related to our SARs Plan or our 1998 Stock Option Plan. Selling, general and administrative expenses as a percentage of total revenues were 24% and 25% in the three months ended June 30, 2003 and 2004, respectively.

Operating Loss decreased $3.9 million, or 20% compared to the corresponding quarter of the prior fiscal year due to the factors described above.

Total other income, net increased $0.4 million, or 121% compared to the corresponding quarter of the prior fiscal year. The increase is primarily due to a more favorable foreign currency exchange rate compared to the corresponding quarter of the prior fiscal year. The loss from foreign currency exchange decreased $0.9 million and was partially offset by a decrease in interest income of $0.3 million, or 16% due to lower interest rates in the current period.

Provision for Income Taxes remained at $0.6 million in the three months ended June 30, 2003 and 2004.

Net Loss decreased $4.0 million, or 20% compared to the corresponding quarter of the prior fiscal year due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities in the three months ended June 30, 2004 was $5.3 million compared to $4.8 million in the three months ended June 30, 2003. Depreciation and amortization increased $2.1 million in the three months ended June 30, 2004 compared to the corresponding quarter of the prior fiscal year due to our continuing build-out of The World Network. Accounts receivable, net provided a source of cash of $14.4 million in the three months ended June 30, 2004 compared to $3.9 million in the three months ended June 30, 2003. During the three months ended June 30, 2004, we received significant payments resulting in a reduction of past due accounts receivable. We used cash to reduce our accounts payable by $13.1 million in the three months ended June 30, 2004 compared to $0.9 million in the three months ended June 30, 2003. During the three months ended June 30, 2004, we made significant cash payments related to capital purchases accrued in the fourth quarter of the prior fiscal year. Net cash provided by investing activities in the three months ended June 30, 2004 was $29.9 million compared to net cash used of $27.4 million in the three months ended June 30, 2003. The increase in net cash provided by investing activities is due to the sale of short-term investments to provide for the liquidity to fulfill our continuing funding requirements for capital expenditures. Net cash provided by financing activities in the three months ended June 30, 2004 was $0.3 million compared to net cash used of $3.4 million in the three months ended June 30, 2003. The fluctuation was primarily the result of $2.9 million of treasury stock purchases made in the three months ended June 30, 2003. Our stock repurchase program ended in November 2003. The current quarter’s cash flow activity is not necessarily indicative of future quarters’ cash flow activity.

As of June 30, 2004, we had cash and cash equivalents of $172.4 million, short-term investments of $206.9 million, working capital of $393.0 million and total assets of $1,021.9 million. This compares to cash and cash equivalents of $137.1 million, short-term investments of $256.5 million, working capital of $404.1 million and total assets of $1,058.3 million as of March 31, 2004.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for fiscal year 2005 to approximate $60 million. As of June 30, 2004, we have used cash and cash equivalents of $14.0 million for capital expenditures. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

Commitments and Contingencies

There were no material changes to our commitments as reported on our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

New Accounting Pronouncements

Refer to Item 1, Note 2 to the consolidated financial statements for new accounting pronouncements.

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

As of June 30, 2004, we were primarily exposed to the following currencies: the euro, the British pound and the Australian dollar. Based upon a hypothetical ten-percent weakening or strengthening of the U.S. dollar across all currencies, the potential gains or losses in future earnings due to foreign currency exposures would have been approximately $0.6 million as of that date.

Interest Rate Risk

We currently maintain an investment portfolio of investment grade marketable securities. According to our investment policy, we may invest in taxable instruments including U.S. Treasury bills, obligations issued by government agencies, certificates of deposit, commercial paper, master notes, corporate notes and asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale, and recorded in the balance sheet at fair value. Fluctuations in fair value attributable to changes in interest rates are reported as a separate component of stockholders’ equity. We do not use derivative instruments to hedge our investment portfolio. Based on a hypothetical one-percentage-point increase or decrease in interest rates, interest income would have increased or decreased, respectively, by approximately $0.8 million during the three months ended June 30, 2004.

As of June 30, 2004, we had no material long-term debt exposure.

The carrying amount, principal maturity and estimated fair value of our investment portfolio as of June 30, 2004 are as follows (dollars in thousands):

	Carrying Amount 2004	Maturity						Fair Value
		2005	2006	2007	2008	2009	Thereafter
Investments
Cash equivalents	$95,773	$—	$—	$—	$—	$—	$—	$95,773
Weighted average interest rate	1.45%	—	—	—	—	—	—	—
Short-term investments	$206,885	$19,134	$78,253	$59,108	$8,988	$4,111	$37,291	$206,885
Weighted average interest rate	3.27%	3.24%	3.21%	2.93%	4.08%	6.11%	3.47%

Commercial Contracts with Related Parties

Refer to Item 1, Note 9 to the consolidated financial statements for commercial contracts with related parties.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2004, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

On December 5, 2001, the first of nine complaints alleging securities fraud was filed against us and several of our current and former officers and directors in the United States District Court, Central District of California. The lawsuits have been consolidated under the caption, In re Infonet Services Corporation Securities Litigation, Master File No. 01-10456 NM (CWx). A Consolidated Class Action Complaint was filed on July 3, 2002 on behalf of public investors who purchased our securities during the period from December 16, 1999 through August 7, 2001. The Consolidated Class Action Complaint names the following defendants: Infonet; our Chief Executive Officer and Chairman of the Board, José A. Collazo; our Chief Financial Officer, Akbar H. Firdosy; certain of our current and former Board of Director members: Douglas Campbell, Eric M. de Jong, Morgan Ekberg, Masao Kojima, Joseph Nancoz and Rafael Sagrario; the holders of our Class A common stock: KDDI Corporation, KPN Telecom, Swisscom AG, Telefonica International Holding B.V., Telia AB and Telstra Corporation Ltd; and the underwriters of our initial public offering: Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Inc., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney Inc.

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

The parties have entered into a settlement of the federal securities litigation under which all claims are dismissed, the defendants obtain releases of liability, and the litigation is terminated in exchange for a cash payment of $18 million by the defendants. We have paid $5 million of this amount, which reflects our contribution to the settlement, net of insurance. On July 26, 2004, following notice of the settlement to the members of the settlement class, the Court approved the settlement and entered final judgment and an order of dismissal with prejudice of the litigation.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

INFONET SERVICES CORPORATION

/s/ AKBAR H. FIRDOSY
Akbar H. Firdosy Chief Financial Officer (Duly Authorized Officer)

Date: August 11, 2004

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Amended and Restated Bylaws, effective as of February 21, 2004(15)

9.1	Form of Amended and Restated Stockholders Agreement(1)

10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(2)

10.1(b)	Form of Incentive Stock Option Award Agreement(2)

10.1(c)	Form of Stock Option Award Agreement(2)

10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(3)

10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(3)

10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(4)

10.3	Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002); Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002)(5)

10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)

10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)

10.4(a)	Amendment to Infonet Services Corporation Deferred Income Plan(15)

10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(6)

10.6(a)	Amendment to Infonet Services Corporation Supplemental Executive Retirement Plan(15)

10.8	Executive Employment Agreement of José A. Collazo, dated April 24, 2001(7)

10.8(a)	First Amendment to Executive Employment Agreement of José A. Collazo, dated May 7, 2004(16)

10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(7)

10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(8)

10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)

10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)

10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(3)

10.18(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees(5)

10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of January 1, 2004)(13)

10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(7)

Number	Description

10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(10)

10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(11)

10.27	AUCS Termination and Transition Agreement, dated as of September 30, 2002(5)

10.28	Incentive Payment Agreement, dated as of March 14, 2003(12)

10.28(a)	Incentive Payment Settlement Agreement, dated as of March 29, 2004(16)

10.29	Infonet Services Corporation 2003 Incentive Award Plan(13)

10.29(a)	Infonet Services Corporation 2003 Incentive Award Plan Incentive Stock Option Award Agreement for Officers and Senior Employees(14)

10.29(b)	Infonet Services Corporation 2003 Incentive Award Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(14)

10.29(c)	Amendment No. 1 to Infonet Services Corporation 2003 Incentive Award Plan, effective as of February 24, 2004(16)

10.29(d)	Form of Infonet Services Corporation 2003 Incentive Award Plan Restricted Stock Agreement(16)

10.30	Form of Indemnification Agreement of Directors*(14)

10.31	Form of Indemnification Agreement for Senior Executives#(14)

10.32	Infonet Services Corporation CEO Incentive Bonus Plan(16)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer required under 18 U.S.C §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Agreements have been executed by Infonet Services Corporation and each of John Allerton, Bruce Beda, José Collazo, Eric de Jong, Per-Eric Fylking, Peter Hanelt, Timothy Hartman, Yuzo Mori, Matthew O’Rourke, Hanspeter Quadri, and José Manuel Santero.
#	Agreements have been executed by Infonet Services Corporation and each of Akbar Firdosy, Paul Galleberg, and Peter Sweers.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2003.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2003 Annual Stockholders Meeting filed with the Commission on July 7, 2003.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 26, 2003
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 26, 2003.
(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended April 2, 2004.