Form 10-Q
period 2004-10-01
INFONET SERVICES CORP
filed 2004-11-10
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

As of November 5, 2004, the registrant had the following number of shares outstanding:

Class A common stock: 161,403,358

Class B common stock: 306,793,546

INFONET SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except per Share Amounts)

	March 31, 2004	September 30, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,071	$151,256
Short-term investments	256,527	241,613
Accounts receivable, net	143,417	123,390
Deferred income taxes	740	161
Prepaid expenses	35,282	30,466
Other current assets	17,576	17,849

Total current assets	590,613	564,735
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net	408,658	392,405
INTANGIBLE AND OTHER ASSETS, Net	59,036	59,349

TOTAL ASSETS	$1,058,307	$1,016,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$1,448	$1,483
Accounts payable	56,959	39,441
Network communications	23,795	28,702
Accrued salaries and related benefits	24,992	18,471
Income taxes payable	6,722	5,740
Advance billings	31,507	32,506
Deferred installation revenues	13,882	14,452
Other accrued expenses	27,183	28,199

Total current liabilities	186,488	168,994

DEFERRED REVENUE	21,351	20,945

DEFERRED COMPENSATION	19,775	21,703

CAPITAL LEASE OBLIGATIONS, Less Current Portion	2,660	1,903

MINORITY INTEREST	1,491	1,787

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.01 par value per share: 400,000 shares authorized; 364,160 shares issued as of March 31, 2004 and September 30, 2004; 161,403 shares outstanding as of March 31, 2004 and September 30, 2004; 202,757 shares held in treasury as of March 31, 2004 and September 30, 2004	66,078	66,078
Class B common stock $0.01 par value per share: 600,000 shares authorized; 312,876 and 317,261 shares issued as of March 31, 2004 and September 30, 2004; 301,683 and 306,068 shares outstanding as of March 31, 2004 and September 30, 2004; 11,193 shares held in treasury as of March 31, 2004 and September 30, 2004	1,199,486	1,206,362
Treasury stock, at cost, 213,950 shares as of March 31, 2004 and September 30, 2004	(142,727)	(142,727)
Deferred compensation on restricted stock	—	(5,006)
Notes receivable from issuance of common stock	(7,334)	(7,515)
Accumulated deficit	(292,317)	(317,844)
Accumulated other comprehensive income	3,356	1,809

Total stockholders’ equity	826,542	801,157

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,058,307	$1,016,489

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
REVENUES, Net	$151,282	$158,983	$300,345	$316,567

OPERATING COSTS AND EXPENSES:
Communication services costs	25,628	19,095	47,141	39,708
Integration and provisioning costs	52,071	59,156	106,262	118,488
Bandwidth and related costs	26,042	20,560	52,740	42,745
Network operations	30,415	31,358	61,081	62,832
Selling, general and administrative	34,596	39,157	70,161	78,779

Total operating costs and expenses	168,752	169,326	337,385	342,552

OPERATING LOSS	(17,470)	(10,343)	(37,040)	(25,985)

OTHER INCOME (EXPENSE):
Interest income	2,173	2,089	4,305	3,873
Interest expense	(202)	(177)	(328)	(261)
Equity in losses of unconsolidated affiliates	(808)	(705)	(1,547)	(1,501)
Other, net	(141)	230	(1,074)	64

Total other income, net	1,022	1,437	1,356	2,175

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(16,448)	(8,906)	(35,684)	(23,810)
PROVISION FOR INCOME TAXES	655	707	1,299	1,326

LOSS BEFORE MINORITY INTEREST	(17,103)	(9,613)	(36,983)	(25,136)
MINORITY INTEREST	84	147	2	391

NET LOSS	(17,187)	(9,760)	(36,985)	(25,527)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	242	378	2,857	(179)
Unrealized (losses) gains on securities, net of tax	(905)	220	(964)	(1,368)

Total other comprehensive (loss) income, net	(663)	598	1,893	(1,547)

COMPREHENSIVE LOSS	$(17,850)	$(9,162)	$(35,092)	$(27,074)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.02)	$(0.08)	$(0.06)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	464,096	463,786	464,356	463,459

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	464,096	463,786	464,356	463,459

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,985)	$(25,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,492	43,329
Equity in losses of unconsolidated affiliates	1,547	1,501
Stock-based compensation charge	5,288	655
Loss on disposal of property, equipment and communication lines	817	397
Premium amortization on marketable securities	2,453	1,814
Net realized (gains) losses on marketable securities	(158)	48
Deferred income taxes	(370)	579
Minority interest	2	391
Changes in operating assets and liabilities:
Accounts receivable, net	8,604	20,140
Prepaid expenses	(1,473)	4,829
Other current assets	670	296
Accounts payable	(6,676)	(13,822)
Network communications	5,499	1,440
Accrued salaries and related benefits	(7,223)	(6,588)
Income taxes payable	(98)	(869)
Advance billings	5,707	999
Other accrued expenses	3,514	549
Deferred compensation	(1,144)	1,792
Purchases of trading securities	(6,779)	(4,431)
Proceeds from sale of trading securities	5,929	4,533
Other operating activities	(455)	(892)

Net cash provided by operating activities	17,161	31,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(32,724)	(26,018)
Proceeds from sale of property, equipment and communication lines	268	—
Purchases of securities available-for-sale	(135,593)	(62,253)
Proceeds from sales of securities available-for-sale	106,790	30,118
Maturities of securities available-for-sale	21,198	43,819
Investments in unconsolidated affiliates	(4,031)	—
Additional consideration in business acquisition	—	(3,000)

Net cash used in investing activities	(44,092)	(17,334)

(Table continued on following page)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	$(1,312)	$(722)
Purchase of treasury stock	(4,375)	—
Net proceeds from issuance of common stock	847	1,215
Distribution to minority interest	(302)	(96)

Net cash (used in) provided by financing activities	(5,142)	397

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,820	(41)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,253)	14,185
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	146,730	137,071

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,477	$151,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,204	$1,646
Interest	$343	$259
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$2,689	$3,722
Acquisitions of equipment accrued but not yet paid	$198	$1,902
Issuance of restricted stock	$—	$5,661

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Infonet Services Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America applicable to complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004 filed with the Securities and Exchange Commission on June 16, 2004. Certain items have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2005.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 53-week period ended April 2, 2004 as the year ended March 31, 2004, and the 13- and 26-week periods ended September 26, 2003 and October 1, 2004 as the three and six months ended September 30, 2003 and 2004, respectively.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised SFAS No. 132”). Revised SFAS No. 132 revises employers’ required disclosures about pension plans and other postretirement benefits. This statement does not change the measurement or recognition provisions of those plans required by existing pronouncements. Instead, Revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim disclosure requirements of Revised SFAS No. 132 became effective for the Company during the three months ended June 30, 2004. Additional disclosures of estimated future benefit payments will be required for the Company’s consolidated financial statements for the year ending April 1, 2005 and are not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. The revised guidance for evaluating whether an investment is other-than-temporarily impaired has been deferred until the final issuance of FASB Staff Position EITF 03-01-a. The Company is currently assessing the impact of the adoption of EITF Issue No. 03-01 on its consolidated financial position and results of operations.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
	(In thousands, except per share amounts)
Net loss, as reported	$(17,187)	$(9,760)	$(36,985)	$(25,527)
Add: Stock-based employee compensation expense included in reported net loss	2,509	425	5,288	655
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,802)	(7,956)	(21,648)	(15,378)

Pro forma net loss	$(25,480)	$(17,291)	$(53,345)	$(40,250)

Loss per share:
Basic and diluted, as reported	$(0.04)	$(0.02)	$(0.08)	$(0.06)

Basic and diluted, pro forma	$(0.05)	$(0.04)	$(0.11)	$(0.09)

4.    PROPERTY, EQUIPMENT AND COMMUNICATION LINES

Property, equipment and communication lines, net consists of the following (in thousands):

	March 31, 2004	September 30, 2004
Communications, computer and related equipment	$335,276	$353,792
Communication lines	308,924	313,361
Land, buildings and leasehold improvements	76,249	76,154
Furniture and other equipment	21,242	22,000

	741,691	765,307
Less accumulated depreciation and amortization	333,033	372,902

Property, equipment and communication lines, net	$408,658	$392,405

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 3 to 25 years.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following (in thousands):

	March 31, 2004	September 30, 2004
Minimum pension liability	$1,324	$1,324
Other postretirement benefits minimum liability	1,341	1,266
IDIP assets	10,030	10,064
Deferred installation costs	20,278	20,094
Investments in unconsolidated affiliates	18,111	16,610
Goodwill	1,468	1,468
Intangible assets, net	2,371	3,854
Employee loans and interest receivable	948	959
Other	3,165	3,710

Intangible and other assets, net	$59,036	$59,349

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Lives	March 31, 2004			September 30, 2004
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Purchased technology	5	$6,600	$(4,840)	$1,760	$6,600	$(5,500)	$1,100
Consulting contract	2	453	(38)	415	2,498	(638)	1,860
Other	5	1,892	(1,696)	196	2,847	(1,953)	894

		$8,945	$(6,574)	$2,371	$11,945	$(8,091)	$3,854

Amortization expense for the six months ended September 30, 2003 and 2004 was approximately $661,000 and $1,517,000 respectively. At September 30, 2004, estimated future amortization expense is approximately $1,586,000 for the remaining six months of fiscal year 2005 and approximately $1,776,000, $174,000, $173,000 and $145,000 for fiscal years 2006, 2007, 2008 and 2009, respectively.

6.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect, if any, of potential common stock.

At September 30, 2003 and 2004, the types of potential common stock were stock options and purchase rights and restricted stock. The inclusion of potential common stock had an antidilutive effect on the reported loss per share for the three and six months ended September 30, 2003 and 2004. Consequently, reported basic and diluted earnings per share are the same amount for the three and six months ended September 30, 2003 and 2004, respectively. Potential common shares of 30.4 million and 33.8 million were not included in the computation of diluted earnings per share for the three and six months ended September 30, 2003 and 2004, respectively, because to do so would have been antidilutive for the periods presented.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INCOME TAXES

The Company has established a valuation allowance against its entire net U.S. deferred income tax assets. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” due to the lack of evidence, within the meaning of SFAS No. 109, of the existence of sufficient future taxable income needed to realize the deferred income tax assets. Until appropriate levels of profitability are reached, the Company will not recognize income tax benefits related to its domestic results of operations. In the three and six months ended September 30, 2003 and 2004, the Company did not record income tax benefits resulting from its U.S. losses. The tax provision that was recorded is comprised of foreign subsidiary income taxes, foreign withholding taxes and state income taxes in jurisdictions that do not permit consolidated tax filings.

At September 30, 2004, the gross amount of the Company’s net deferred income tax assets was $213.4 million. The valuation reserve recorded against those net deferred income tax assets was $213.2 million. The $0.2 million residual is comprised of foreign net deferred income tax assets.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Direct	$133,203	$142,928	$265,502	$284,040
Alternate	18,079	16,055	34,843	32,527

Total	$151,282	$158,983	$300,345	$316,567

Operating contributions:
Direct	$ 46,752	$ 49,914	$ 92,220	$ 98,146
Alternate	8,060	8,540	15,868	16,101

Operating contribution from reportable segments	54,812	58,454	108,088	114,247
Core network, overhead and other non-allocable costs	(71,260)	(67,360)	(143,772)	(138,057)

Total	$ (16,448)	$ (8,906)	$ (35,684)	$ (23,810)

	September 30,
	2003	2004
Total Assets:
Direct	$138,108	$135,403
Alternate	14,021	11,983

Total assets of reportable segments	152,129	147,386
Core network, corporate and other non-allocable assets	909,623	869,103

Total	$1,061,752	$1,016,489

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related party transactions for the periods presented comprise the following (in thousands):

Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$1,859	$—	$3,585	$—
Infonet Thailand Ltd. (Thailand)	114	164	156	350
KDDI Corporation (Japan)	9,407	9,150	17,970	19,119
KPN Telecom B.V. (The Netherlands)	17,448	15,889	34,192	31,683
Swisscom AG (Switzerland)	9,878	9,257	19,831	18,734
Telefonica International Holdings B.V. (Spain)	2,053	2,022	4,334	3,981
TeliaSonera AB (Sweden)	12,668	8,949	25,659	18,747
Telstra Corporation Limited (Australia)	6,385	6,714	12,264	13,596

Operating Costs and Expenses

	Three Months Ended September 30,		Six Months Ended September 30,
Communication Services Costs:	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$459	$—	$749	$—
Infonet Thailand Ltd. (Thailand)	68	96	104	252
KDDI Corporation (Japan)	2,631	2,111	5,665	4,570
KPN Telecom B.V. (The Netherlands)	5,007	4,330	9,066	9,252
Swisscom AG (Switzerland)	2,134	1,813	3,882	3,561
Telefonica International Holdings B.V. (Spain)	650	549	1,327	1,122
TeliaSonera AB (Sweden)	3,691	2,845	6,747	4,878
Telstra Corporation Limited (Australia)	1,612	1,450	3,069	2,779

	Three Months Ended September 30,		Six Months Ended September 30,
Integration and Provisioning Costs:	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$535	$—	$1,076	$—
Infonet Thailand Ltd. (Thailand)	291	242	1,157	440
KDDI Corporation (Japan)	2,602	2,679	4,107	5,166
KPN Telecom B.V. (The Netherlands)	4,002	4,003	7,464	7,463
Swisscom AG (Switzerland)	3,624	3,767	7,059	7,338
Telefonica International Holdings B.V. (Spain)	1,342	1,575	2,668	2,959
TeliaSonera AB (Sweden)	2,608	2,295	5,128	4,864
Telstra Corporation Limited (Australia)	1,754	1,683	3,299	3,359

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
Bandwidth and Related Costs:	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$35	$—	$35	$—
Infonet Thailand Ltd. (Thailand)	181	219	321	425
KDDI Corporation (Japan)	407	538	743	1,095
KPN Telecom B.V. (The Netherlands)	440	1,005	1,024	1,906
Swisscom AG (Switzerland)	550	352	958	720
Telefonica International Holdings B.V. (Spain)	304	338	438	411
TeliaSonera AB (Sweden)	852	327	1,654	593
Telstra Corporation Limited (Australia)	34	206	34	401

	Three Months Ended September 30,		Six Months Ended September 30,
Network Operations:	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$—	$—	$—	$—
Infonet Thailand Ltd. (Thailand)	—	—	—	—
KDDI Corporation (Japan)	69	94	136	164
KPN Telecom B.V. (The Netherlands)	—	—	—	—
Swisscom AG (Switzerland)	—	—	—	—
Telefonica International Holdings B.V. (Spain)	—	—	—	—
TeliaSonera AB (Sweden)	—	—	—	—
Telstra Corporation Limited (Australia)	—	—	—	—

Approximately $47.9 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization related to such purchased bandwidth as of September 30, 2004 was approximately $28.6 million.

Related party balances comprise the following (in thousands):

	March 31, 2004	September 30, 2004
Accounts receivable, net	$36,318	$29,358
Accounts payable	3,108	2,903
Network communications	4,396	4,609

10.    STOCKHOLDERS’ EQUITY

Repurchase of Common Stock—The Company’s Board of Directors approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period, which ended in November 2003. These repurchases were made in the open market or privately negotiated transactions and in compliance with the Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. During the six months ended September 30, 2003, the Company repurchased 2,718,368 shares under this plan at an aggregate cost of approximately $4.4 million. The Company did not repurchase any of its common stock during the six months ended September 30, 2004.

Restricted Stock Awards—During the six months ended September 30, 2004, certain key employees were granted a total of 3,379,500 shares of the Company’s Class B common stock as restricted stock awards under the Company’s 2003 Incentive Award Plan. Holders of these restricted shares are entitled to all the rights of a stockholder with respect to such shares, including the right to vote the shares and to receive any dividends or

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributions paid or made with respect to the shares, subject to certain forfeiture and transfer restrictions. Shares of the restricted stock are subject to forfeiture upon the holder’s termination of employment. The forfeiture and transfer restrictions on the restricted stock lapse on the second anniversary of the grant date, or earlier in certain circumstances. The Company recorded deferred compensation of approximately $5.7 million during the six months ended September 30, 2004 in connection with the restricted stock awards, which will be charged to expense over the vesting period.

During November 2004, certain key employees were granted a total of 362,000 shares of the Company’s Class B common stock as restricted stock awards under the Company’s 2003 Incentive Award Plan. Holders of these restricted shares are entitled to all the rights of a stockholder with respect to such shares, including the right to vote the shares and to receive any dividends or distributions paid or made with respect to the shares, subject to certain forfeiture and transfer restrictions. Shares of the restricted stock are subject to forfeiture upon the holder’s termination of employment. The forfeiture and transfer restrictions on the restricted stock lapse on the second anniversary of the grant date, or earlier in certain circumstances.

11.    COMMITMENTS AND CONTINGENCIES

Commitments—The Company is obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between the Company and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at September 30, 2004 is approximately $20.2 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

Litigation—During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company’s consolidated financial statements.

During December 2001 and through February 7, 2002, nine purported class action lawsuits were filed against the Company and various other parties alleging various violations of United States securities laws. These lawsuits were subsequently consolidated into one lawsuit. The Company has settled this lawsuit, all claims have been dismissed, and the defendants have obtained releases of liability in exchange for a cash payment of $18.0 million by the defendants. The Company recorded a loss of $5.0 million during the year ended March 31, 2004, which reflects the Company’s contribution to the settlement, net of insurance. The Company paid $5.0 million into escrow for the settlement of this matter during April 2004. On July 26, 2004, following notice of the settlement to the members of the settlement class, the Court approved the settlement and entered final judgment and an order of dismissal with prejudice of the litigation.

On November 8, 2004, a purported class action lawsuit was filed in California Superior Court, County of Los Angeles against the Company, the members of its board of directors, and its chief executive officer. The complaint alleges, on behalf of a proposed class of holders of the Company’s Class B common stock, that the defendants breached their fiduciary duties to the Company’s shareholders by approving the merger agreement with British Telecommunications plc. The complaint seeks relief including an injunction preventing the consummation of the proposed transaction, rescission of the proposed transaction to the extent already implemented, and reasonable costs and attorneys’ fees.

The Company is unable at this time to predict the ultimate outcome of this litigation, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. As of this date, the Company does not believe that this lawsuit could reasonably be expected to have a material adverse effect on its consolidated financial position, or its ability to complete the proposed transaction with British Telecommunications plc. It is possible, however, that future consolidated results of operations for

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any particular quarterly or annual period, or the Company’s ability to complete the proposed transaction with British Telecommunications plc, could be materially and adversely affected by changes in management’s assumptions or the effectiveness of the Company’s strategies related to these proceedings.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
Pension Plans—Net periodic benefit cost:
Service cost	$358	$525	$717	$1,049
Interest cost	463	532	925	1,064
Expected return on plan assets	(354)	(450)	(708)	(899)
Amortization of prior service cost	157	157	314	314
Recognized actuarial loss	128	152	257	304

Net periodic benefit cost	$752	$916	$1,505	$1,832

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
Other Postretirement Plans—Net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	26	30	52	60
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	21	21	43	43
Recognized actuarial loss (gain)	—	14	(1)	27

Net periodic benefit cost	$47	$65	$94	$130

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    ACQUISITION

Since September 2000, the Company has owned a 19% interest in Infonet Primalliance (“Primalliance”), which was accounted for by the cost method of accounting. During February 2004, the Company acquired the remaining 81% interest in Primalliance for $2,404,000 in cash consideration (net of cash received). During the three months ended June 30, 2004, the remaining purchase price contingencies provided for under the terms of the purchase agreement were resolved, resulting in the payment by the Company of an additional $3,000,000 of cash consideration. This additional consideration has been recorded as an increase to the purchase price and allocated to identifiable intangible assets as follows (in thousands):

Consulting contract	$2,045
Other identifiable intangible assets	955

Additional consideration paid	$3,000

14.    PROPOSED BUSINESS COMBINATION

On August 19, 2004, the Company entered into a letter agreement (the “Letter Agreement”) with BT Group plc (“BT Group”) regarding a possible business combination. In the Letter Agreement, the Company gave BT Group the exclusive right to negotiate a business combination with the Company until October 29, 2004. The Company also agreed, subject to certain exceptions, to not disclose that negotiations with BT Group were occurring. The Company agreed to pay BT Group an opportunity fee equal to $7.0 million in the event that (i) management breached the exclusivity or confidentiality obligations contained in the Letter Agreement or (ii) by October 29, 2004, BT Group made an offer to acquire the Company on certain qualifying terms described in the Letter Agreement and either the Company subsequently refused to accept its offer or any of the Company’s Class A stockholders refused to enter into an agreement to vote their shares in favor of its offer. When negotiations did not result in an offer to acquire the Company by October 29, 2004, the Company agreed with BT Group that no opportunity fee was payable under the Letter Agreement.

On November 8, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with British Telecommunications plc (the operating subsidiary of BT Group) and Blue Acquisition Corp., a wholly owned subsidiary of British Telecommunications plc. The Merger Agreement provides for the merger of Blue Acquisition Corp. into the Company, such that upon satisfaction of the conditions set forth in the Merger Agreement, the Company will become a wholly owned subsidiary of BT Group. Under the Merger Agreement, each issued and outstanding share of the Company’s Class A common stock and Class B common stock, other than as provided in the Merger Agreement, will be converted into the right to receive $2.06 in cash, without interest. Completion of the merger is subject to the satisfaction of closing conditions including (i) approval by the holders of two-thirds of the voting power of the Company’s outstanding shares of Class A common stock and Class B common stock, voting together as a single class, (ii) approval by the holders of 95% of the Company’s Class A common stock and (iii) the receipt of required regulatory and other approvals, as well as other customary closing conditions.

In connection with the proposed business combination, the Company agreed with José Collazo, the Company’s chief executive officer, that upon the payment by the Company to Mr. Collazo of an amount equal to $4.5 million on or before November 30, 2004, Mr. Collazo’s current employment agreement will be modified. As a result of this modification, the total value of separation payments and benefits payable under Mr. Collazo’s current employment contract in the event of Mr. Collazo’s termination without cause or for good reason will not exceed $8.0 million, reduced by the amount of the $4.5 million payment.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial position and operating results for the second quarter of the fiscal year ending March 31, 2005 updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. You should also read this discussion together with our unaudited consolidated financial statements and the related notes to those statements appearing elsewhere in this report.

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

At September 30, 2004, the unadjusted net book value of our deferred income tax assets totaled approximately $213.4 million, which was principally comprised of the remaining carrying value of the intangible asset discussed above of approximately $114.4 million and the benefit associated with domestic income tax losses of approximately $71.2 million. The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred income tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred income tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. Based on our estimates of fiscal year 2005 operating performance, we have determined that it is likely that we will incur a cumulative loss for the three-year period that includes fiscal years 2003, 2004 and 2005. We believe this determination represents negative evidence such that SFAS No. 109 requires that we record a valuation allowance related to our intangible deferred income tax asset. Accordingly, we have recorded a valuation allowance of approximately $213.2 million against our entire net deferred income tax assets as of September 30, 2004. Our valuation allowance increased $11.3 million during the six months ended September 30, 2004. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.

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

Included in our property, equipment and communication lines is purchased bandwidth with a net book value of $199.5 million as of September 30, 2004. There is no purchased bandwidth that is considered to be at risk as of September 30, 2004.

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

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our owned network, which had a net book value of $319.0 million as of September 30, 2004. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

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

Valuation Allowance for Revenue Credits and Accounts Receivable

We make estimates of future credits expected to be issued to clients related to services provided during the periods presented through the analysis of historical trends and known events. Management’s estimates and assumptions must be made and used in connection with establishing the revenue reserves associated with discounts earned on special client agreements and billing reserves for pricing changes and client disputes. Material differences may result in the amount and timing of our revenue adjustments if management’s estimates differ from actual results. Similarly, our management must make estimates regarding the collectibility of our accounts receivable. We specifically analyze accounts receivable, including historical bad debts, client concentrations, client credit-worthiness and current economic trends, when evaluating the adequacy of the allowance for doubtful accounts.

The valuation allowance for revenue credits and accounts receivable was $22.4 million as of September 30, 2004 and $19.3 million as of March 31, 2004. If management over or under estimated the reserves by a hypothetical ten-percent, the valuation allowance for revenue credits and accounts receivable as of September 30, 2004 would decrease or increase by $2.2 million.

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

As a result of increasing competition in the markets we serve, we offer our clients different and more cost effective solutions when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or reduced prices under the renewed contracts. We refer to this as price erosion. Using data obtained during the six months ended September 30, 2004, we estimate our price erosion of multi-year contracts up for renewal to be, on average, approximately 8% on an annualized basis.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying Management’s Discussion and Analysis for the three months ended September 30, 2003 and 2004. Dollar amounts presented below are in thousands.

Revenues by Service

	Three Months Ended September 30,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Network Services	$81,011	53%	$82,009	51%	$998	1%
Consulting, Integration and Provisioning Services	55,437	37	63,052	40	7,615	14%
Applications Services	10,751	7	10,845	7	94	1%
Other Communications Services	4,083	3	3,077	2	(1,006)	(25)%

Total revenues	$151,282	100%	$158,983	100%	$7,701	5%

Revenues by Distribution Channel

	Three Months Ended September 30,		Inc / (Dec)	% Inc / (Dec)
	2003	2004
Country representatives (direct channels):
Number of representatives	58	59	1	2%
Number of clients	1,598	1,832	234	15%
Country representatives’ revenues	$133,203	$142,928	$9,725	7%
Percent of total revenues	88%	90%
Alternate sales channels:
Number of sales channel partners	30	33	3	10%
Number of sales channel partners’ clients	348	339	(9)	(3)%
Alternate sales channels’ revenues	$18,079	$16,055	$(2,024)	(11)%
Percent of total revenues	12%	10%

Revenues by Region

	Three Months Ended September 30,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Americas	$41,613	27%	$51,864	33%	$10,251	25%
Europe, Middle East and Africa (EMEA)	87,544	58	84,899	53	(2,645)	(3)%
Asia Pacific	22,125	15	22,220	14	95	0%

Total revenues	$151,282	100%	$158,983	100%	$7,701	5%

Revenues

Revenues by Service—Revenues increased $7.7 million, or 5% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to revenues from Consulting, Integration and Provisioning Services, which increased $7.6 million, or 14% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. The increase is primarily attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Revenues from Network Services increased $1.0 million, or 1% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. The increase is primarily attributable to an increase in our remote access revenues of $1.8 million, or 15%. Intranet services revenues, the largest component of Network Services revenues, decreased $1.4 million, or 2% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. The decrease is primarily attributable to the price erosion we experience as existing clients transition to our more cost effective solutions, partially offset by a $2.5 million contract termination fee recorded in the three months ended September 30, 2004. The termination of this contract is expected to result in a reduction of revenues of approximately $1.4 million during the remainder of the current fiscal year when compared to the revenues earned under this contract during the six months ended September 30, 2004. Applications Services revenues increased $0.1 million, or 1% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. These aggregate increases of $8.7 million were offset by a decrease of $1.0 million, or 25% in revenues from Other Communications Services in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year due to a continuing decline in our legacy platform revenues.

Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of price erosion on our Network Services revenues. We have enacted initiatives to reduce the costs of our Consulting, Integration and Provisioning Services revenues, and thereby increase our margins. However, should Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and if we are unsuccessful in improving our margins, our future operating results could be materially and adversely affected. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from Consulting, Integration and Provisioning Services and Applications Services. We anticipate that our long-term future growth, if any, will come primarily from Network Services and Applications Services as we add new services designed to better serve our clients.

Revenues by Distribution Channel—Revenues from our country representatives increased $9.7 million, or 7% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to a $2.5 million contract termination fee recorded during the current quarter and an increase in the number of our country representatives’ clients. The number of our country representatives increased to 59 as of September 30, 2004 from 58 as of September 30, 2003. The number of our country representatives’ clients increased to 1,832 as of September 30, 2004 from 1,598 as of September 30, 2003.

Revenues from our alternate sales channels decreased $2.0 million, or 11% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to a decrease in revenues from three resellers of approximately $2.2 million. The number of our alternate sales channel partners increased to 33 as of September 30, 2004 from 30 as of September 30, 2003. The number of our alternate sales channel partners’ clients decreased to 339 as of September 30, 2004 from 348 clients as of September 30, 2003.

Revenues by Region—Revenues billed in the Americas region increased $10.3 million, or 25% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year due to a $2.5 million contract termination fee recorded during the current quarter and our sales efforts in that region. Revenues billed in the EMEA region decreased $2.6 million, or 3% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. Revenues billed in the Asia Pacific region increased $0.1 million in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. We expect revenues from the Americas and Asia Pacific regions will continue to grow, while revenues from the EMEA region will remain relatively flat.

Expenses

Communication services costs decreased $6.5 million, or 25% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. The decrease is primarily due to a shift in revenues from non-consolidated country representatives to consolidated country representatives. We do not pay country representative compensation to consolidated country representatives, therefore the shift in revenues reduces our Communication services costs. Communication services costs as a percentage of total revenues were 17% and 12% in the three months ended September 30, 2003 and 2004, respectively.

Integration and provisioning costs increased $7.1 million, or 14% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. The increase is primarily related to an increase in our global connect revenues, which are included in the Consulting, Integration and Provisioning Services category, and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues were 34% and 37% in the three months ended September 30, 2003 and 2004, respectively.

Bandwidth and related costs decreased $5.5 million, or 21% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. Lease expense, the largest component of bandwidth and related costs, decreased $6.0 million in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. The decrease is primarily due to successful negotiations for lower rates on our long-term leases and lower replacement costs. Bandwidth and related costs as a percentage of total revenues were 17% and 13% in the three months ended September 30, 2003 and 2004, respectively.

Network operations expenses increased $0.9 million, or 3% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. The increase is primarily due to an increase in depreciation expenses as a result of our continuing build-out of The World Network. Network operations expenses as a percentage of total revenues remained at 20% in the three months ended September 30, 2003 and 2004.

Selling, general and administrative expenses increased $4.6 million, or 13% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. Sales personnel-related expenses increased $2.3 million, or 14% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year due to compensation and headcount increases. Marketing, product development and advertising expenses increased $3.6 million, or 104% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to outside advertising and headcount increases. Partially offsetting these increases is a $1.8 million decrease in stock-related compensation charges, as we no longer incur charges related to our SARs Plan or our 1998 Stock Option Plan. Selling, general and administrative expenses as a percentage of total revenues were 23% and 25% in the three months ended September 30, 2003 and 2004, respectively.

Operating Loss decreased $7.1 million, or 41% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year due to the factors described above.

Total other income, net increased $0.4 million, or 41% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. The increase is primarily due to favorable foreign currency exchange impacts in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year.

Provision for Income Taxes increased $0.1 million, or 8% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year.

Net Loss decreased $7.4 million, or 43% in the three months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year due to the factors described above.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying Management’s Discussion and Analysis for the six months ended September 30, 2003 and 2004. Dollar amounts presented below are in thousands.

Revenues by Service

	Six Months Ended September 30,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Network Services	$164,199	55%	$163,807	52%	$(392)	(0)%
Consulting, Integration and Provisioning Services	108,206	36	125,291	39	17,085	16%
Applications Services	19,823	6	21,411	7	1,588	8%
Other Communications Services	8,117	3	6,058	2	(2,059)	(25)%

Total revenues	$300,345	100%	$316,567	100%	$16,222	5%

Revenues by Distribution Channel

	Six Months Ended September 30,		Inc / (Dec)	% Inc / (Dec)
	2003	2004
Country representatives (direct channels):
Number of representatives	58	59	1	2%
Number of clients	1,598	1,832	234	15%
Country representatives’ revenues	$265,502	$284,040	$18,538	7%
Percent of total revenues	88%	90%
Alternate sales channels:
Number of sales channel partners	30	33	3	10%
Number of sales channel partners’ clients	348	339	(9)	(3)%
Alternate sales channels’ revenues	$34,843	$32,527	$(2,316)	(7)%
Percent of total revenues	12%	10%

Revenues by Region

	Six Months Ended September 30,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Americas	$82,734	28%	$101,269	32%	$18,535	22%
Europe, Middle East and Africa (EMEA)	174,371	58	170,267	54	(4,104)	(2)%
Asia Pacific	43,240	14	45,031	14	1,791	4%

Total revenues	$300,345	100%	$316,567	100%	$16,222	5%

Revenues

Revenues by Service—Revenues increased $16.2 million, or 5% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year primarily due to an increase in revenues from Consulting, Integration and Provisioning Services of $17.1 million, or 16% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. The increase is primarily attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Revenues from Applications Services increased $1.6 million, or 8% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. The increase is primarily attributable to an increase in revenues from our call center and security services. These aggregate increases of $18.7 million were offset by an aggregate decrease of $2.5 million in revenues from Network Services and Other Communications Services. Revenues from Network Services decreased $0.4 million in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. Intranet services, the largest component of Network Services revenues, decreased $5.4 million, or 4% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year while revenues from our remote access services increased $4.1 million, or 16% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. The decrease in intranet services revenues is primarily attributable to the price erosion we experience as existing clients transition to our more cost effective solutions, partially offset by a $2.5 million contract termination fee recorded in the three months ended September 30, 2004. The termination of this contract is expected to result in a reduction of revenues of approximately $1.4 million during the remainder of the current fiscal year when compared to the revenues earned under this contract during the six months ended September 30, 2004. Revenues from Other Communications Services decreased $2.1 million, or 25% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year due to a continuing decline in our legacy platform revenues.

Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of price erosion on our Network Services revenues. We have enacted initiatives to reduce the costs of our

Consulting, Integration and Provisioning Services revenues, and thereby increase our margins. However, should Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and if we are unsuccessful in improving our margins, our future operating results could be materially and adversely affected. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from Consulting, Integration and Provisioning Services and Applications Services. We anticipate that our long-term future growth, if any, will come primarily from Network Services and Applications Services as we add new services designed to better serve our clients.

Revenues by Distribution Channel—Revenues from our country representatives increased $18.5 million, or 7% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year due to a $2.5 million contract termination fee recorded during the current period and an increase in the number of our country representatives’ clients. The number of our country representatives increased to 59 as of September 30, 2004 from 58 as of September 30, 2003. The number of our country representatives’ clients increased to 1,832 as of September 30, 2004 from 1,598 as of September 30, 2003.

Revenues from our alternate sales channels decreased $2.3 million, or 7% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year due to a decrease in revenues from three resellers of approximately $5.6 million, which was partially offset by increased revenues from other existing clients. The number of our alternate sales channel partners increased to 33 as of September 30, 2004 from 30 as of September 30, 2003. The number of our alternate sales channel partners’ clients decreased to 339 as of September 30, 2004 from 348 clients as of September 30, 2003.

Revenues by Region—Revenues billed in the Americas region increased $18.5 million, or 22% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year due to a $2.5 million contract termination fee recorded during the current period and our sales efforts in that region. Revenues billed in the EMEA region decreased $4.1 million, or 2% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. Revenues billed in the Asia Pacific region increased $1.8 million, or 4% in the six months ended September 30, 2004 compared to the corresponding quarter of the prior fiscal year. We expect revenues from the Americas and Asia Pacific regions will continue to grow, while revenues from the EMEA region will remain relatively flat.

Expenses

Communication services costs decreased $7.4 million, or 16% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. The decrease is primarily due to a shift in revenues from non-consolidated country representatives to consolidated country representatives. We do not pay country representative compensation to consolidated country representatives, therefore the shift in revenues reduces our Communication services costs. Communication services costs as a percentage of total revenues were 16% and 13% in the six months ended September 30, 2003 and 2004, respectively.

Integration and provisioning costs increased $12.2 million, or 12% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. The increase is primarily related to an increase in our global connect revenues, which are included in the Consulting, Integration and Provisioning Services category, and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues were 35% and 37% in the six months ended September 30, 2003 and 2004, respectively.

Bandwidth and related costs decreased $10.0 million, or 19% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. Lease expense, the largest component of bandwidth and related costs, decreased $10.9 million, or 28% in the six months ended September 30, 2004 compared to the corresponding period of the prior year. The decrease is primarily due to successful negotiations for lower rates on our long-term leases and lower replacement costs. Bandwidth and related costs as a percentage of total revenues were 18% and 14% in the six months ended September 30, 2003 and 2004, respectively.

Network operations expenses increased $1.8 million, or 3% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. The increase is primarily due to an increase in depreciation expenses as a result of our continuing build-out of The World Network. Network operations expenses as a percentage of total revenues remained at 20% in the six months ended September 30, 2003 and 2004.

Selling, general and administrative expenses increased $8.6 million, or 12% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. Sales personnel-related expenses increased $4.5 million, or 13% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year due to compensation and headcount increases. Marketing, product development and advertising expenses increased $7.2 million, or 89% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year primarily due to outside advertising and headcount increases. Partially offsetting these increases is a $4.3 million decrease in stock-related compensation charges, as we no longer incur charges related to our SARs Plan or our 1998 Stock Option Plan. Selling, general and administrative expenses as a percentage of total revenues were 23% and 25% in the six months ended September 30, 2003 and 2004, respectively.

Operating Loss decreased $11.1 million, or 30% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year due to the factors described above.

Total other income, net increased $0.8 million, or 60% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. The increase is primarily due to more favorable foreign currency exchange impacts in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year. The loss from foreign currency exchange decreased $1.1 million and was partially offset by a decrease in interest income of $0.4 million, or 10% due to lower cash balances in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes remained at $1.3 million in the six months ended September 30, 2003 and 2004.

Net Loss decreased $11.5 million, or 31% in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities in the six months ended September 30, 2004 was $31.2 million compared to $17.2 million in the six months ended September 30, 2003. Depreciation and amortization increased $4.8 million in the six months ended September 30, 2004 compared to the corresponding period of the prior fiscal year due to our continuing build-out of The World Network. Accounts receivable, net provided a source of cash of $20.1 million in the six months ended September 30, 2004 compared to $8.6 million in the six months ended September 30, 2003. During the six months ended September 30, 2004, we received significant payments resulting in a reduction of past due accounts receivable. We used cash to reduce our accounts payable by $13.8 million in the six months ended September 30, 2004 compared to $6.7 million in the six months ended September 30, 2003. During the six months ended September 30, 2004, we made significant cash payments related to capital purchases accrued in the fourth quarter of the prior fiscal year. Net cash used in investing activities in the six months ended September 30, 2004 was $17.3 million compared to net cash used of $44.1 million in the six months ended September 30, 2003. Net cash provided by financing activities in the six months ended September 30, 2004 was $0.4 million compared to net cash used of $5.1 million in the six months ended September 30, 2003. The fluctuation was primarily the result of $4.4 million of treasury stock purchases made during the six months ended September 30, 2003. Our stock repurchase program ended in November 2003. The cash flow activity in the six months ended September 30, 2004 is not necessarily indicative of future periods’ cash flow activity.

As of September 30, 2004, we had cash and cash equivalents of $151.3 million, short-term investments of $241.6 million, working capital of $395.7 million and total assets of $1,016.5 million. This compares to cash and cash equivalents of $137.1 million, short-term investments of $256.5 million, working capital of $404.1 million and total assets of $1,058.3 million as of March 31, 2004.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for fiscal year 2005 to approximate $50 million. In the six months ended September 30, 2004, we have used cash and cash equivalents of $26.0 million for capital expenditures. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

Commitments and Contingencies

There were no material changes to our commitments as reported on our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

New Accounting Pronouncements

Refer to Item 1, Note 2 to the consolidated financial statements for new accounting pronouncements.

Proposed Business Combination

On August 19, 2004, we entered into a letter agreement (the “Letter Agreement”) with BT Group plc (“BT Group”) regarding a possible business combination of our two companies. In the Letter Agreement, we gave BT Group the exclusive right to negotiate a business combination with us until October 29, 2004. We also agreed, subject to certain exceptions, to not disclose that negotiations with BT Group were occurring. We agreed to pay BT Group an opportunity fee equal to $7 million in the event that (i) we breached our exclusivity or confidentiality obligations contained in the agreement or (ii) by October 29, 2004, BT Group made an offer to acquire us on certain qualifying terms described in the agreement and either we subsequently refused to accept its offer or any of our Class A stockholders refused to enter into an agreement to vote their shares of our common stock in favor of its offer. When negotiations did not result in an offer to acquire us by October 29, 2004, we agreed with BT Group that no opportunity fee was payable under the Letter Agreement.

On November 8, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with British Telecommunications plc (the operating subsidiary of BT Group) and Blue Acquisition Corp., a wholly owned subsidiary of British Telecommunications plc. The Merger Agreement provides for the merger of Blue Acquisition Corp. into us, such that upon satisfaction of the conditions set forth in the Merger Agreement, we will become a wholly owned subsidiary of BT Group. Under the Merger Agreement, each issued and outstanding share of our Class A common stock and Class B common stock, other than as provided in the Merger Agreement, will be converted into the right to receive $2.06 in cash, without interest. Completion of the merger is subject to the satisfaction of closing conditions including (i) approval by the holders of two-thirds of the voting power of our outstanding shares of Class A common stock and Class B common stock, voting together as a single class, (ii) approval by the holders of 95% of our Class A common stock and (iii) the receipt of required regulatory and other approvals, as well as other customary closing conditions.

In connection with the proposed business combination, we agreed with José Collazo, our chief executive officer, that upon the payment by us to Mr. Collazo of an amount equal to $4.5 million on or before November 30, 2004, Mr. Collazo’s current employment agreement with us will be modified. As a result of this modification, the total value of separation payments and benefits payable under Mr. Collazo’s current employment contract in the event of Mr. Collazo’s termination without cause or for good reason will not exceed $8.0 million, reduced by the amount of the $4.5 million payment.

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

As of September 30, 2004, we were primarily exposed to the following currencies: the euro, the British pound and the Australian dollar. Based upon a hypothetical ten-percent weakening or strengthening of the U.S. dollar across all currencies, the potential gains or losses in future earnings due to foreign currency exposures would have been approximately $0.4 million as of that date.

Interest Rate Risk

We currently maintain an investment portfolio of investment grade marketable securities. According to our investment policy, we may invest in taxable instruments including U.S. Treasury bills, obligations issued by government agencies, certificates of deposit, commercial paper, master notes, corporate notes and asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale, and recorded in the balance sheet at fair value. Fluctuations in fair value attributable to changes in interest rates are reported as a separate component of stockholders’ equity. We do not use derivative instruments to hedge our investment portfolio. Based on a hypothetical one-percentage-point increase or decrease in interest rates, interest income would have increased or decreased, respectively, by approximately $1.7 million during the six months ended September 30, 2004.

As of September 30, 2004, we had no material long-term debt exposure.

The carrying amount, principal maturity and estimated fair value of our investment portfolio as of September 30, 2004 are as follows (dollars in thousands):

	Carrying Amount 2004	Maturity						Fair Value
		2005	2006	2007	2008	2009	Thereafter
Investments
Cash equivalents	$90,766	$—	$—	$—	$—	$—	$—	$90,766
Weighted average interest rate	1.74%	—	—	—	—	—	—	—
Short-term investments	$241,613	$29,554	$83,956	$70,131	$11,189	$7,236	$39,547	$241,613
Weighted average interest rate	3.09%	2.39%	3.10%	2.97%	3.82%	4.26%	3.42%	—

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2004, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

On December 5, 2001, the first of nine complaints alleging securities fraud was filed against us and several of our current and former officers and directors in the United States District Court, Central District of California. These lawsuits were consolidated into a single lawsuit under the caption, In re Infonet Services Corporation Securities Litigation, Master File No. 01-10456 NM (CWx). A Consolidated Class Action Complaint was filed on July 3, 2002 on behalf of public investors who purchased our securities during the period from December 16, 1999 through August 7, 2001. The Consolidated Class Action Complaint named the following defendants: Infonet; our Chief Executive Officer and Chairman of the Board, José A. Collazo; our Chief Financial Officer, Akbar H. Firdosy; certain current and former members of our Board of Directors: Douglas Campbell, Eric M. de Jong, Morgan Ekberg, Masao Kojima, Joseph Nancoz and Rafael Sagrario; the holders of our Class A common stock: KDDI Corporation, KPN Telecom, Swisscom AG, Telefonica International Holding B.V., Telia AB and Telstra Corporation Ltd; and the underwriters of our initial public offering: Merrill Lynch & Co., Warburg Dillon Read LLC, ABN AMRO Inc., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney Inc.

The Consolidated Class Action Complaint alleged that defendants made misrepresentations and omissions regarding the AUCS channel in our Form S-1 registration statement and the accompanying prospectus for our initial public offering of Class B common stock and in other statements and reports during the class period. The plaintiffs asserted counts against us and our officers and directors for violations of Sections 11, 12 and 15 of the Securities Act of 1933 and violations of Section 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs requested a judgment determining that the lawsuit is a proper class action, awarding compensatory damages and/or rescission, awarding costs of the lawsuit and awarding such other relief as the court may deem just and proper. All of the defendants filed motions to dismiss the Consolidated Class Action Complaint. On August 12, 2003, the Court ruled on the motions to dismiss, dismissing the underwriters and Class A stockholders without leave to amend, and dismissing us and our officers and directors with leave to file an amended complaint. Plaintiffs filed an Amended Consolidated Class Action Complaint on October 3, 2003, to which defendants responded with a motion to dismiss filed on December 5, 2003.

We have settled this lawsuit, all claims have been dismissed, and the defendants have obtained releases of liability, in exchange for a cash payment of $18 million by the defendants. We have paid $5 million of this amount, which reflects our contribution to the settlement, net of insurance. On July 26, 2004, following notice of the settlement to the members of the settlement class, the Court approved the settlement and entered final judgment and an order of dismissal with prejudice of the litigation.

On November 8, 2004, a purported class action lawsuit was filed in California Superior Court, County of Los Angeles titled Depras v. Infonet Services Corporation et al., Case No. BC324238, against us, our Board members John Allerton, Per-Eric Fylking, Yuzo Mori, Hanspeter Quadri, Timothy P. Hartman, Peter G. Hanelt, Bruce A. Beda, José Manuel Santero, Matthew J. O’Rourke, and Eric M. de Jong, and our Chairman, President and Chief Executive Officer, José A. Collazo. On behalf of a proposed class of holders of our Class B common stock, the complaint alleges that the defendants breached their fiduciary duties to our stockholders by approving the merger agreement with British Telecommunications plc. The complaint seeks relief including an injunction preventing the consummation of the proposed transaction, rescission of the proposed transaction to the extent already implemented, and reasonable costs and attorneys’ fees.

We are unable at this time to predict the ultimate outcome of this litigation, determine whether a liability has been incurred or make a reasonable estimate of the liability that could result from an unfavorable outcome. As of this date, we do not believe that this lawsuit could reasonably be expected to have a material adverse effect on our business or financial condition, or our ability to complete the proposed transaction with British Telecommunications plc. It is possible, however, that future results of operations for any particular quarterly or annual period, or our ability to complete the proposed transaction with British Telecommunications plc, could be materially and adversely affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on September 14, 2004. At the Annual Meeting, our stockholders elected eleven directors to our Board of Directors. There were present in person or by proxy 1,910,031,274 votes, representing 99.58% of the total outstanding eligible votes, including 295,997,694 votes of our Class B common shares, representing 97.34% of the outstanding eligible Class B common votes. The proposals considered at the Annual Meeting were voted on as follows:

1. The following directors were elected for terms of office expiring in 2005 and received the number of votes set forth opposite their names, with no abstentions or broker non-votes:

Directors elected by holders of Class A common shares and Class B common shares, voting together	Class A Votes In Favor	Class B Votes In Favor	Withheld
José A. Collazo	1,614,033,580	294,028,622	1,969,072
John Allerton	1,614,033,580	294,109,312	1,888,382
Bruce A. Beda	1,614,033,580	295,043,438	954,256
Eric M. de Jong	1,614,033,580	294,086,839	1,910,855
Per-Eric Fylking	1,614,033,580	294,102,296	1,895,398
Peter G. Hanelt	1,614,033,580	295,044,987	952,707
Yuzo Mori	1,614,033,580	293,796,844	2,200,850
Hanspeter Quadri	1,614,033,580	294,084,236	1,913,458
José Manuel Santero	1,614,033,580	294,099,836	1,897,858

Directors elected by holders of Class B common shares, voting as a single class		Class B Votes In Favor	Withheld
Timothy P. Hartman		295,048,870	948,824
Matthew J. O’Rourke		295,044,980	952,714

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFONET SERVICES CORPORATION

/s/ AKBAR H. FIRDOSY
Akbar H. Firdosy Chief Financial Officer (Duly Authorized Officer)

Date: November 10, 2004

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Amended and Restated Bylaws, effective as of February 21, 2004(15)

9.1	Form of Amended and Restated Stockholders Agreement(1)

10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(2)

10.1(b)	Form of Incentive Stock Option Award Agreement(2)

10.1(c)	Form of Stock Option Award Agreement(2)

10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(3)

10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(3)

10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(4)

10.3	Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002); Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002)(5)

10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(3)

10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(3)

10.4(a)	Amendment to Infonet Services Corporation Deferred Income Plan(15)

10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(6)

10.6(a)	Amendment to Infonet Services Corporation Supplemental Executive Retirement Plan(15)

10.8	Executive Employment Agreement of José A. Collazo, dated April 24, 2001(7)

10.8(a)	First Amendment to Executive Employment Agreement of José A. Collazo, dated May 7, 2004(16)

10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(7)

10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(8)

10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(2)

10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(9)

10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(3)

10.18(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees(5)

10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of January 1, 2004)(13)

10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(7)

Number	Description

10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(10)

10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(11)

10.27	AUCS Termination and Transition Agreement, dated as of September 30, 2002(5)

10.28	Incentive Payment Agreement, dated as of March 14, 2003(12)

10.28(a)	Incentive Payment Settlement Agreement, dated as of March 29, 2004(16)

10.29	Infonet Services Corporation 2003 Incentive Award Plan(13)

10.29(a)	Infonet Services Corporation 2003 Incentive Award Plan Incentive Stock Option Award Agreement for Officers and Senior Employees(14)

10.29(b)	Infonet Services Corporation 2003 Incentive Award Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(14)

10.29(c)	Amendment No. 1 to Infonet Services Corporation 2003 Incentive Award Plan, effective as of February 24, 2004(16)

10.29(d)	Form of Infonet Services Corporation 2003 Incentive Award Plan Restricted Stock Agreement(16)

10.30	Form of Indemnification Agreement of Directors*(14)

10.31	Form of Indemnification Agreement for Senior Executives#(14)

10.32	Infonet Services Corporation CEO Incentive Bonus Plan(16)

10.33	Letter Agreement between BT Group plc and Infonet Services Corporation, dated as of August 19, 2004

10.34	Agreement and Plan of Merger by and among British Telecommunications plc, Blue Acquisition Corp., and Infonet Services Corporation, dated as of November 8, 2004(17)

10.35	Letter Agreement from José A. Collazo to Infonet Services Corporation, dated as of November 8, 2004(17)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer required under 18 U.S.C §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Agreements have been executed by Infonet Services Corporation and each of John Allerton, Bruce Beda, José Collazo, Eric de Jong, Per-Eric Fylking, Peter Hanelt, Timothy Hartman, Yuzo Mori, Matthew O’Rourke, Hanspeter Quadri, and José Manuel Santero.
#	Agreements have been executed by Infonet Services Corporation and each of Akbar Firdosy, Paul Galleberg, and Peter Sweers.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-88799) as amended, that was declared effective on December 15, 1999.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2002.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 27, 2000.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2001.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2002.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2003.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2003 Annual Stockholders Meeting filed with the Commission on July 7, 2003.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 26, 2003
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 26, 2003.
(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended April 2, 2004.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on November 9, 2004.