Form 10-Q
period 2004-12-31
INFONET SERVICES CORP
filed 2005-02-09
CIK 1096512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 4, 2005, the registrant had the following number of shares outstanding:

Class A common stock: 161,403,358

Class B common stock: 307,385,849

INFONET SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except per Share Amounts)

	March 31, 2004	December 31, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,071	$168,620
Short-term investments	256,527	238,368
Accounts receivable, net	143,417	116,989
Deferred income taxes	740	244
Prepaid expenses	35,282	27,021
Other current assets	17,576	18,716

Total current assets	590,613	569,958
PROPERTY, EQUIPMENT AND COMMUNICATION LINES, Net	408,658	376,771
INTANGIBLE AND OTHER ASSETS, Net	59,036	60,360

TOTAL ASSETS	$1,058,307	$1,007,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$1,448	$1,516
Accounts payable	56,959	36,977
Network communications	23,795	24,889
Accrued salaries and related benefits	24,992	19,515
Income taxes payable	6,722	6,686
Advance billings	31,507	33,161
Deferred installation revenues	13,882	14,881
Other accrued expenses	27,183	25,755

Total current liabilities	186,488	163,380

DEFERRED REVENUE	21,351	21,114

DEFERRED COMPENSATION	19,775	23,659

CAPITAL LEASE OBLIGATIONS, Less Current Portion	2,660	1,511

MINORITY INTEREST	1,491	1,916

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.01 par value per share: 400,000 shares authorized; 364,160 shares issued as of March 31, 2004 and December 31, 2004; 161,403 shares outstanding as of March 31, 2004 and December 31, 2004; 202,757 shares held in treasury as of March 31, 2004 and December 31, 2004	66,078	66,078
Class B common stock $0.01 par value per share: 600,000 shares authorized; 312,876 and 318,487 shares issued as of March 31, 2004 and December 31, 2004; 301,683 and 307,294 shares outstanding as of March 31, 2004 and December 31, 2004; 11,193 shares held in treasury as of March 31, 2004 and December 31, 2004	1,199,486	1,208,052
Treasury stock, at cost, 213,950 shares as of March 31, 2004 and December 31, 2004	(142,727)	(142,727)
Deferred compensation on restricted stock	—	(4,962)
Notes receivable from issuance of common stock	(7,334)	—
Accumulated deficit	(292,317)	(336,873)
Accumulated other comprehensive income	3,356	5,941

Total stockholders’ equity	826,542	795,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,058,307	$1,007,089

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
REVENUES, Net	$151,085	$156,112	$451,430	$472,679

OPERATING COSTS AND EXPENSES:
Communication services costs	22,736	17,705	69,877	57,413
Integration and provisioning costs	53,313	61,108	159,575	179,596
Bandwidth and related costs	25,743	20,493	78,483	63,238
Network operations	32,336	28,252	93,417	91,084
Selling, general and administrative	39,539	46,856	110,533	125,635

Total operating costs and expenses	173,667	174,414	511,885	516,966

OPERATING LOSS	(22,582)	(18,302)	(60,455)	(44,287)

OTHER INCOME (EXPENSE):
Interest income	2,147	2,288	6,452	6,161
Interest expense	(124)	(752)	(452)	(1,013)
Equity in losses of unconsolidated affiliates	(925)	(898)	(2,472)	(2,399)
Other, net	816	(190)	575	(126)

Total other income, net	1,914	448	4,103	2,623

LOSS BEFORE (CREDIT) PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(20,668)	(17,854)	(56,352)	(41,664)
(CREDIT) PROVISION FOR INCOME TAXES	(314)	1,027	985	2,353

LOSS BEFORE MINORITY INTEREST	(20,354)	(18,881)	(57,337)	(44,017)
MINORITY INTEREST	163	148	165	539

NET LOSS	(20,517)	(19,029)	(57,502)	(44,556)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	3,927	4,606	6,784	4,427
Unrealized losses on securities, net of tax	(945)	(474)	(1,909)	(1,842)

Total other comprehensive income, net	2,982	4,132	4,875	2,585

COMPREHENSIVE LOSS	$(17,535)	$(14,897)	$(52,627)	$(41,971)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.04)	$(0.12)	$(0.10)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	463,002	464,431	463,926	463,783

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	463,002	464,431	463,926	463,783

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,502)	$(44,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,563	65,551
Equity in losses of unconsolidated affiliates	2,472	2,399
Loss on non-marketable investment	—	215
Stock-based compensation charge	8,093	1,418
Net (gain) loss on disposal of property, equipment and communication lines	(545)	1,487
Premium amortization on marketable securities	3,644	2,469
Net realized (gains) losses on marketable securities	(714)	67
Write-off of note receivable	612	—
Deferred income taxes	(263)	670
Minority interest	164	539
Changes in operating assets and liabilities:
Accounts receivable, net	4,332	29,736
Prepaid expenses	3,520	8,645
Other current assets	1,063	(37)
Accounts payable	(2,443)	(16,405)
Network communications	8,478	1,052
Accrued salaries and related benefits	(5,468)	(6,203)
Income taxes payable	(920)	(290)
Advance billings	7,002	1,656
Other accrued expenses	5,719	(1,832)
Deferred compensation	11	3,193
Purchases of trading securities	(9,601)	(7,420)
Proceeds from sale of trading securities	8,380	7,210
Other operating activities	(1,808)	(1,093)

Net cash provided by operating activities	32,789	48,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and communication lines	(41,927)	(36,853)
Proceeds from sale of property, equipment and communication lines	2,881	—
Purchases of securities available-for-sale	(227,048)	(81,609)
Proceeds from sale of securities available-for-sale	189,766	46,919
Maturities of securities available-for-sale	43,198	48,297
Investments in unconsolidated affiliates	(4,031)	(2,690)
Repayment of employee loans and interest receivable	—	962
Additional consideration in business acquisition	—	(3,000)

Net cash used in investing activities	(37,161)	(27,974)

(Table continued on following page)

INFONET SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	$(1,730)	$(1,081)
Purchase of treasury stock	(6,238)	—
Net proceeds from issuance of common stock	752	2,186
Repayments of notes receivable from issuance of common stock	231	7,542
Distribution to minority interest	(302)	(117)

Net cash (used in) provided by financing activities	(7,287)	8,530

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,118	2,522

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,541)	31,549
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	146,730	137,071

CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,189	$168,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,969	$1,836
Interest	$466	$335
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of communication lines accrued but not yet paid	$5,213	$—
Acquisitions of equipment accrued but not yet paid	$371	$629
Issuance of restricted stock	$—	$6,380

See accompanying notes to consolidated financial statements.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Infonet Services Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America applicable to complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004 filed with the Securities and Exchange Commission on June 16, 2004. Certain items have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 1, 2005.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to March 31. For simplicity of presentation, the Company has described the 53-week period ended April 2, 2004 as the year ended March 31, 2004, and the 13- and 39-week periods ended December 26, 2003 and December 31, 2004 as the three and nine months ended December 31, 2003 and 2004, respectively.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised SFAS No. 132”). Revised SFAS No. 132 revises employers’ required disclosures about pension plans and other postretirement benefits. This statement does not change the measurement or recognition provisions of those plans required by existing pronouncements. Instead, Revised SFAS No. 132 requires disclosures in addition to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim disclosure requirements of Revised SFAS No. 132 became effective for the Company during the three months ended June 30, 2004. Additional disclosures of estimated future benefit payments will be required for the Company’s consolidated financial statements for the year ending April 1, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“Revised SFAS No. 123”), which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Revised SFAS No. 123 replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Revised SFAS No. 123 will become effective for the Company during the three months ending September 30, 2005. The Company is currently assessing the impact of the adoption of Revised SFAS No. 123 on its consolidated financial position and results of operations.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
	(In thousands, except per share amounts)
Net loss, as reported	$(20,517)	$(19,029)	$(57,502)	$(44,556)
Add: Stock-based employee compensation expense included in reported net loss	2,805	763	8,093	1,418
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,198)	(6,037)	(30,846)	(21,415)

Pro forma net loss	$(26,910)	$(24,303)	$(80,255)	$(64,553)

Loss per share:
Basic and diluted, as reported	$(0.04)	$(0.04)	$(0.12)	$(0.10)

Basic and diluted, pro forma	$(0.06)	$(0.05)	$(0.17)	$(0.14)

4.    PROPERTY, EQUIPMENT AND COMMUNICATION LINES

Property, equipment and communication lines, net consists of the following (in thousands):

	March 31, 2004	December 31, 2004
Communications, computer and related equipment	$335,276	$338,625
Communication lines	308,924	313,480
Land, buildings and leasehold improvements	76,249	76,608
Furniture and other equipment	21,242	22,016

	741,691	750,729
Less accumulated depreciation and amortization	333,033	373,958

Property, equipment and communication lines, net	$408,658	$376,771

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Communication lines consist of purchased bandwidth. Under the purchased bandwidth arrangements, the Company’s rights to use the communication lines range from 3 to 25 years.

5.    INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following (in thousands):

	March 31, 2004	December 31, 2004
Minimum pension liability	$1,324	$1,324
Other postretirement benefits minimum liability	1,341	1,266
IDIP assets	10,030	10,931
Deferred installation costs	20,278	20,373
Investments in unconsolidated affiliates	18,111	18,287
Goodwill	1,468	1,468
Intangible assets, net	2,371	3,026
Employee loans and interest receivable	948	—
Other	3,165	3,685

Intangible and other assets, net	$59,036	$60,360

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Lives	March 31, 2004			December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Purchased technology	5	$6,600	$(4,840)	$1,760	$6,600	$(5,830)	$770
Consulting contract	2	453	(38)	415	2,498	(987)	1,511
Other	5	1,892	(1,696)	196	2,847	(2,102)	745

		$8,945	$(6,574)	$2,371	$11,945	$(8,919)	$3,026

Amortization expense for the nine months ended December 31, 2003 and 2004 was approximately $1,072,000 and $2,345,000 respectively. At December 31, 2004, estimated future amortization expense is approximately $758,000 for the remaining three months of fiscal year 2005 and approximately $1,776,000, $174,000, $173,000 and $145,000 for fiscal years 2006, 2007, 2008 and 2009, respectively.

6.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of shares outstanding plus the dilutive effect, if any, of potential common stock.

At December 31, 2003 and 2004, the types of potential common stock were stock options and purchase rights and restricted stock. The inclusion of potential common stock had an antidilutive effect on the reported loss per share for the three and nine months ended December 31, 2003 and 2004. Consequently, reported basic and diluted earnings per share are the same amount for the three and nine months ended December 31, 2003 and 2004, respectively. Potential common shares of 29.6 million and 33.6 million were not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2003 and 2004, respectively, because to do so would have been antidilutive for the periods presented.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INCOME TAXES

The Company has established a valuation allowance against its entire net U.S. deferred income tax assets. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” due to the lack of evidence, within the meaning of SFAS No. 109, of the existence of sufficient future taxable income needed to realize the deferred income tax assets. Until appropriate levels of profitability are reached, the Company will not recognize income tax benefits related to its domestic results of operations. In the three and nine months ended December 31, 2003 and 2004, the Company did not record income tax benefits resulting from its U.S. losses. The tax provision that was recorded is comprised of foreign subsidiary income taxes, foreign withholding taxes and state income taxes in jurisdictions that do not permit consolidated tax filings.

At December 31, 2004, the gross amount of the Company’s net deferred income tax assets was $220.4 million. The valuation reserve recorded against those net deferred income tax assets was $220.2 million. The $0.2 million residual is comprised of foreign net deferred income tax assets.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
Revenues:
Direct	$134,430	$139,698	$399,932	$423,738
Alternate	16,655	16,414	51,498	48,941

Total	$151,085	$156,112	$451,430	$472,679

Operating contributions:
Direct	$46,623	$48,082	$138,843	$146,228
Alternate	7,985	8,761	23,853	24,862

Operating contribution from reportable segments	54,608	56,843	162,696	171,090
Core network, overhead and other non-allocable costs	(75,276)	(74,697)	(219,048)	(212,754)

Total	$(20,668)	$(17,854)	$(56,352)	$(41,664)

	December 31,
	2003	2004
Total Assets:
Direct	$143,828	$129,935
Alternate	15,456	12,747

Total assets of reportable segments	159,284	142,682
Core network, corporate and other non-allocable assets	906,869	864,407

Total	$1,066,153	$1,007,089

9.    RELATED PARTY TRANSACTIONS

Related parties consist of the Company’s Class A stockholders, non-consolidated country representative organizations in which the Company holds greater than a 20% but less than a 50% ownership interest, country representative organizations owned directly or indirectly by the Company’s Class A stockholders, and their respective affiliates.

Related party transactions for the periods presented comprise the following (in thousands):

Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$1,492	$—	$5,077	$—
Infonet Thailand Ltd. (Thailand)	43	150	199	500
KDDI Corporation (Japan)	7,931	8,396	25,901	27,515
KPN Telecom B.V. (The Netherlands)	16,305	14,656	50,497	46,339
Swisscom AG (Switzerland)	9,472	8,985	29,303	27,719
Telefonica International Holdings B.V. (Spain)	1,894	2,079	6,228	6,060
TeliaSonera AB (Sweden)	13,803	7,450	39,462	26,197
Telstra Corporation Limited (Australia)	6,128	7,731	18,392	21,327

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Costs and Expenses

	Three Months Ended December 31,		Nine Months Ended December 31,
Communication Services Costs:	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$370	$—	$1,119	$—
Infonet Thailand Ltd. (Thailand)	97	87	201	339
KDDI Corporation (Japan)	2,014	1,646	7,679	6,216
KPN Telecom B.V. (The Netherlands)	5,462	4,120	14,528	13,372
Swisscom AG (Switzerland)	1,986	1,726	5,868	5,287
Telefonica International Holdings B.V. (Spain)	640	577	1,967	1,699
TeliaSonera AB (Sweden)	3,413	1,364	10,160	6,242
Telstra Corporation Limited (Australia)	1,525	1,631	4,594	4,410

	Three Months Ended December 31,		Nine Months Ended December 31,
Integration and Provisioning Costs:	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$443	$—	$1,519	$—
Infonet Thailand Ltd. (Thailand)	210	233	1,367	673
KDDI Corporation (Japan)	2,333	2,452	6,440	7,618
KPN Telecom B.V. (The Netherlands)	1,698	3,520	9,162	10,983
Swisscom AG (Switzerland)	3,092	3,461	10,151	10,799
Telefonica International Holdings B.V. (Spain)	1,724	1,698	4,392	4,657
TeliaSonera AB (Sweden)	3,108	2,346	8,236	7,210
Telstra Corporation Limited (Australia)	4,357	1,674	7,656	5,033

	Three Months Ended December 31,		Nine Months Ended December 31,
Bandwidth and Related Costs:	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$19	$—	$54	$—
Infonet Thailand Ltd. (Thailand)	175	222	496	647
KDDI Corporation (Japan)	441	562	1,184	1,657
KPN Telecom B.V. (The Netherlands)	840	745	1,864	2,651
Swisscom AG (Switzerland)	508	280	1,466	1,000
Telefonica International Holdings B.V. (Spain)	209	378	647	789
TeliaSonera AB (Sweden)	477	225	2,131	818
Telstra Corporation Limited (Australia)	213	204	247	605

	Three Months Ended December 31,		Nine Months Ended December 31,
Network Operations:	2003	2004	2003	2004
Infonet Telecom AS (Norway)	$—	$—	$—	$—
Infonet Thailand Ltd. (Thailand)	—	—	—	—
KDDI Corporation (Japan)	53	72	189	236
KPN Telecom B.V. (The Netherlands)	—	—	—	—
Swisscom AG (Switzerland)	—	—	—	—
Telefonica International Holdings B.V. (Spain)	—	—	—	—
TeliaSonera AB (Sweden)	—	—	—	—
Telstra Corporation Limited (Australia)	—	—	—	—

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $46.1 million of purchased bandwidth from related parties will be expensed in future periods in accordance with the Company’s accounting policies. Accumulated amortization related to such purchased bandwidth as of December 31, 2004 was approximately $30.6 million.

Related party balances comprise the following (in thousands):

	March 31, 2004	December 31, 2004
Accounts receivable, net	$36,318	$27,003
Accounts payable	3,108	1,383
Network communications	4,396	3,777

10.    STOCKHOLDERS’ EQUITY

Repurchase of Common Stock—The Company’s Board of Directors approved a plan for the use of up to $100 million to repurchase shares of Infonet Class B common stock over a two-year period, which ended in November 2003. These repurchases were made in the open market or privately negotiated transactions and in compliance with the Commission’s Rule 10b-18, subject to market conditions, legal requirements and other factors. During the nine months ended December 31, 2003, the Company repurchased 3,544,068 shares under this plan at an aggregate cost of approximately $6.2 million. The Company did not repurchase any of its common stock during the nine months ended December 31, 2004.

Restricted Stock Awards—During the nine months ended December 31, 2004, certain key employees were granted a total of 3,740,500 shares of the Company’s Class B common stock as restricted stock awards under the Company’s 2003 Incentive Award Plan. Holders of these restricted shares are entitled to all the rights of a stockholder with respect to such shares, including the right to vote the shares and to receive any dividends or distributions paid or made with respect to the shares, subject to certain forfeiture and transfer restrictions. Shares of the restricted stock are subject to forfeiture upon the holder’s termination of employment. The forfeiture and transfer restrictions on the restricted stock lapse on the second anniversary of the grant date, or earlier in certain circumstances, including but not limited to a change in control of the Company. The Company recorded deferred compensation of approximately $6.4 million during the nine months ended December 31, 2004 in connection with the restricted stock awards, which will be charged to expense over the vesting period. The Company did not make any restricted stock awards during the nine months ended December 31, 2003.

11.    COMMITMENTS AND CONTINGENCIES

Commitments—The Company is obligated to purchase certain customer premise equipment owned by non-consolidated country representatives should the customer cancel its contract prior to certain time limits agreed to between the Company and the country representative (generally 24 to 36 months) and the country representative is unable to redeploy the equipment within three months. The aggregate buy back value of the customer premise equipment at December 31, 2004 is approximately $19.7 million. Actual buybacks of customer premise equipment have historically averaged less than $10,000 per year.

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

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During November 2004, three purported class action lawsuits were filed in California Superior Court, County of Los Angeles against the Company, the members of its board of directors, and its chief executive officer. These lawsuits were subsequently consolidated into one lawsuit. The complaints allege, on behalf of a proposed class of holders of the Company’s Class B common stock, that the defendants breached their fiduciary duties to the Company’s shareholders by approving the merger agreement with British Telecommunications plc (see Note 14). The plaintiffs seek relief including an injunction preventing the consummation of the proposed transaction, rescission of the proposed transaction to the extent already implemented, and reasonable costs and attorneys’ fees.

At this time, the Company does not believe that this lawsuit could reasonably be expected to have a material adverse effect on its consolidated financial position, or its ability to complete the proposed transaction with British Telecommunications plc. It is possible, however, that future consolidated results of operations for any particular quarterly or annual period, or the Company’s ability to complete the proposed transaction with British Telecommunications plc, could be materially and adversely affected by changes in management’s assumptions or the effectiveness of the Company’s strategies related to these proceedings.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
Pension Plans—Net periodic benefit cost:
Service cost	$358	$524	$1,075	$1,573
Interest cost	462	531	1,387	1,595
Expected return on plan assets	(355)	(449)	(1,063)	(1,348)
Amortization of prior service cost	158	158	472	472
Recognized actuarial loss	129	152	386	456

Net periodic benefit cost	$752	$916	$2,257	$2,748

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
Other Postretirement Plans—Net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	26	30	78	90
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	22	22	65	65
Recognized actuarial (gain) loss	(1)	13	(2)	40

Net periodic benefit cost	$47	$65	$141	$195

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

14.    PROPOSED BUSINESS COMBINATION

On November 8, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with British Telecommunications plc (the operating subsidiary of BT Group plc) and Blue Acquisition Corp., a wholly owned subsidiary of British Telecommunications plc. The Merger Agreement provides for the merger of Blue Acquisition Corp. into the Company, such that upon satisfaction of the conditions set forth in the Merger Agreement, the Company will become a wholly owned subsidiary of BT Group plc. Under the Merger Agreement, each issued and outstanding share of the Company’s Class A common stock and Class B common stock, other than as provided in the Merger Agreement, will be converted into the right to receive $2.06 in cash, without interest. Completion of the merger is subject to the satisfaction of closing conditions including (i) approval by the holders of two-thirds of the voting power of the Company’s outstanding shares of Class A common stock and Class B common stock, voting together as a single class, (ii) approval by the holders of 95% of the Company’s Class A common stock and (iii) the receipt of required regulatory and other approvals, as well as other customary closing conditions.

INFONET SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has received certain of the regulatory approvals required for the completion of the merger. On December 21, 2004, the Company received the approval of the United States Federal Trade Commission, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, regarding the merger. On January 25, 2005, the European Commission issued a press release announcing that the European Commission has approved the merger under the EU Merger Regulation. Completion of the merger remains subject to the receipt of other regulatory approvals, including the approval of the United States Federal Communications Commission for the transfer of certain of the Company’s licenses and authorizations. The Company has scheduled a special meeting of its stockholders to be held on February 23, 2005, for the Company’s stockholders to vote on the approval and adoption of the Merger Agreement.

15.    EMPLOYMENT AGREEMENT

The Company has agreed with José Collazo, the Company’s Chief Executive Officer, that upon the payment by the Company to Mr. Collazo of an amount equal to $4.5 million on or before November 30, 2004, Mr. Collazo’s current employment agreement would be modified. During the three months ended December 31, 2004, the Company paid a bonus of $4.5 million to Mr. Collazo, which has been included in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss and accordingly modified Mr. Collazo’s employment agreement. As a result of this modification, the total value of separation payments and benefits payable under Mr. Collazo’s current employment contract in the event of Mr. Collazo’s termination without cause or for good reason will not exceed $8.0 million, reduced by the amount of the $4.5 million payment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial position and operating results for the third quarter of the fiscal year ending March 31, 2005 updates, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. You should also read this discussion together with our unaudited consolidated financial statements and the related notes to those statements appearing elsewhere in this report. Certain items have been reclassified to conform to the current period presentation.

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

At December 31, 2004, the unadjusted net book value of our deferred income tax assets totaled approximately $220.4 million, which was principally comprised of the remaining carrying value of the intangible asset discussed above of approximately $111.6 million and the benefit associated with domestic income tax losses of approximately $79.9 million. The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred income tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred income tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. Based on our estimates of fiscal year 2005 operating performance, we have determined that it is likely that we will incur a cumulative loss for the three-year period that includes fiscal years 2003, 2004 and 2005. We believe this determination represents negative evidence such that SFAS No. 109 requires that we record a valuation allowance related to our intangible deferred income tax asset. Accordingly, we have recorded a valuation allowance of approximately $220.2 million against our entire net deferred income tax assets as of December 31, 2004. Our valuation allowance increased $18.2 million during the nine months ended December 31, 2004. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.

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

Purchased Bandwidth

We monitor and evaluate the viability of the network service providers from which we have purchased bandwidth. The term “purchased bandwidth” refers to transmission capacity contractually acquired under long- term prepaid leases, capitalized leases and indefeasible rights of use. From time to time our network service providers may experience adverse economic circumstances. In the past, at least one of our network service providers has entered into voluntary bankruptcy proceedings. If a service provider enters into bankruptcy proceedings or experiences other adverse events such that it may be unable to provide bandwidth to us, we consider whether such bankruptcy proceedings or other adverse events will affect our purchased bandwidth and whether to recognize an impairment of the purchased bandwidth. If we determine that we will experience a permanent disruption in services as a result of such proceedings or other adverse events, we may record an impairment charge or write-off the bandwidth purchased from the service provider.

Included in our property, equipment and communication lines is purchased bandwidth with a net book value of $192.1 million as of December 31, 2004. There is no purchased bandwidth that is considered to be at risk as of December 31, 2004.

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

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our most significant long-lived asset subject to impairment is our owned network, which had a net book value of $304.3 million as of December 31, 2004. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets. We believe that the undiscounted future cash flows are sufficient to recover the carrying value of our long-lived assets.

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

The valuation allowance for revenue credits and accounts receivable was $22.4 million as of December 31, 2004 and $19.3 million as of March 31, 2004. If management over or under estimated the reserves by a hypothetical ten-percent, the valuation allowance for revenue credits and accounts receivable as of December 31, 2004 would decrease or increase by $2.2 million.

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

As a result of increasing competition in the markets we serve, we offer our clients different and more cost effective solutions when they renew their contracts. Consequently, we may provide comparable services to our clients at the same or reduced prices under the renewed contracts. We refer to this as price erosion. Using data obtained during the nine months ended December 31, 2004, we estimate our price erosion of multi-year contracts up for renewal to be, on average, approximately 8% on an annualized basis.

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

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying Management’s Discussion and Analysis for the three months ended December 31, 2004 and 2003. Dollar amounts presented below are in thousands.

Revenues by Service

	Three Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Network Services	$80,951	54%	$77,023	50%	$(3,928)	(5)%
Consulting, Integration and Provisioning Services	54,598	36	64,231	41	9,633	18%
Applications Services	12,185	8	11,230	7	(955)	(8)%
Other Communications Services	3,351	2	3,628	2	277	8%

Total revenues	$151,085	100%	$156,112	100%	$5,027	3%

Revenues by Distribution Channel

	Three Months Ended December 31,		Inc / (Dec)	% Inc / (Dec)
	2003	2004
Country representatives (direct channels):
Number of representatives	58	59	1	2%
Number of clients	1,661	1,837	176	11%
Country representatives’ revenues	$134,430	$139,698	$5,268	4%
Percent of total revenues	89%	89%
Alternate sales channels:
Number of sales channel partners	32	33	1	3%
Number of sales channel partners’ clients	335	330	(5)	(1)%
Alternate sales channels’ revenues	$16,655	$16,414	$(241)	(1)%
Percent of total revenues	11%	11%

Revenues by Region

	Three Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Americas	$43,819	29%	$51,659	33%	$7,840	18%
Europe, Middle East and Africa (EMEA)	87,340	58	82,688	53	(4,652)	(5)%
Asia Pacific	19,926	13	21,765	14	1,839	9%

Total revenues	$151,085	100%	$156,112	100%	$5,027	3%

Revenues

Revenues by Service—Revenues increased $5.0 million, or 3% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to revenues from Consulting, Integration and Provisioning Services, which increased $9.6 million, or 18% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. The increase is primarily attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Revenues from Other Communications Services increased $0.3 million, or 8% primarily due to a shift from our legacy business to our other services. These aggregate increases of $9.9 million were offset by aggregate decreases in revenues from Network Services and Applications Services of $4.9 million. Revenues from Network Services decreased $3.9 million, or 5% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. Intranet services, the largest component of Network Services revenues, decreased $4.1 million, or 6% primarily due to the price erosion we experience as existing clients transition to our more cost effective solutions. Applications Services revenues decreased $1.0 million, or 8% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to a decrease in revenues from our call center and messaging services.

Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of price erosion on our Network Services revenues. We have enacted initiatives to reduce the costs of our Consulting, Integration and Provisioning Services revenues, and thereby increase our margins. However, should Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and if we are unsuccessful in improving our margins, our future operating results could be materially and adversely affected. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from Consulting, Integration and Provisioning Services. We anticipate that our long-term future growth, if any, will come primarily from Network Services and Applications Services as we add new services designed to better serve our clients.

Revenues by Distribution Channel—Revenues from our country representatives increased $5.3 million, or 4% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to an increase in country representatives and in the number of our country representatives’ clients. The number of our country representatives increased to 59 as of December 31, 2004 from 58 as of December 31, 2003. The number of our country representatives’ clients increased to 1,837 as of December 31, 2004 from 1,661 as of December 31, 2003.

Revenues from our alternate sales channels decreased $0.2 million, or 1% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to a decrease in the number of our alternate sales channel partners’ clients. The number of our alternate sales channel partners increased to 33 as of December 31, 2004 from 32 as of December 31, 2003. The number of our alternate sales channel partners’ clients decreased to 330 as of December 31, 2004 from 335 clients as of December 31, 2003.

Revenues by Region—Revenues billed in the Americas region increased $7.8 million, or 18% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year due to our sales efforts in that region. Revenues billed in the EMEA region decreased $4.7 million, or 5% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. Revenues billed in the Asia Pacific region increased $1.8 million, or 9% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. Revenues from the Americas and Asia Pacific regions continue to demonstrate growth, while revenues from the EMEA region have remained relatively flat during the current fiscal year.

Expenses

Communication services costs decreased $5.0 million, or 22% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. The decrease is primarily due to a shift in revenues from non-consolidated country representatives to consolidated country representatives. We do not pay country representative compensation to consolidated country representatives, therefore the shift in revenues reduces our Communication services costs. Communication services costs as a percentage of total revenues were 15% and 11% in the three months ended December 31, 2003 and 2004, respectively.

Integration and provisioning costs increased $7.8 million, or 15% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. The increase is primarily related to an increase in our global connect revenues, which are included in the Consulting, Integration and Provisioning Services category, and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues were 35% and 39% in the three months ended December 31, 2003 and 2004, respectively.

Bandwidth and related costs decreased $5.3 million, or 20% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. Lease expense, the largest component of bandwidth and related costs, decreased $5.6 million, or 30% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. The decrease is primarily due to successful negotiations for lower rates on our long-term leases and lower replacement costs. Bandwidth and related costs as a percentage of total revenues were 17% and 13% in the three months ended December 31, 2003 and 2004, respectively.

Network operations expenses decreased $4.1 million, or 13% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. The decrease is primarily due to a reduction in project-related spending as part of our cost containment efforts and the implementation of more cost efficient solutions. Network operations expenses as a percentage of total revenues were 21% and 18% in the three months ended December 31, 2003 and 2004, respectively.

Selling, general and administrative expenses increased $7.3 million, or 19% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. During the three months ended December 31, 2004, we paid $4.5 million to our CEO in connection with a modification of his employment agreement with us. Expenses for outside legal and consulting services increased $5.0 million in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to activities related to the proposed business combination and consulting expenses related to our compliance with the Sarbanes-Oxley Act. Sales personnel-related expenses increased $1.6 million, or 9% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year due to compensation and headcount increases. Marketing, product development and advertising expenses increased $2.4 million, or 44% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year primarily due to outside advertising and headcount increases. Partially offsetting these increases is a $1.9 million decrease in stock-related compensation charges, as we no longer incur charges related to our SARs Plan or our 1998 Stock Option Plan. In addition, during the third quarter of the prior fiscal year, we recorded a $5.0 million expense towards the settlement of a class action lawsuit that was subsequently approved on July 26, 2004.

Selling, general and administrative expenses as a percentage of total revenues were 26% and 30% in the three months ended December 31, 2003 and 2004, respectively.

Operating Loss decreased $4.3 million, or 19% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year due to the factors described above.

Total other income, net decreased $1.5 million, or 77% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. The decrease is primarily due to a $0.6 million expense recorded in the third quarter of the current fiscal year related to interest on sales tax exposures. In addition, the gain on sales of marketable securities decreased $0.5 million in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year.

Provision for Income Taxes increased $1.3 million in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year.

Net Loss decreased $1.5 million, or 7% in the three months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year due to the factors described above.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

The following tables summarize our revenues by service, by distribution channel and by region and are provided in support of the accompanying Management’s Discussion and Analysis for the nine months ended December 31, 2003 and 2004. Dollar amounts presented below are in thousands.

Revenues by Service

	Nine Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Network Services	$245,150	54%	$240,830	51%	$(4,320)	(2)%
Consulting, Integration and Provisioning Services	162,804	36	189,522	40	26,718	16%
Applications Services	32,008	7	32,641	7	633	2%
Other Communications Services	11,468	3	9,686	2	(1,782)	(16)%

Total revenues	$451,430	100%	$472,679	100%	$21,249	5%

Revenues by Distribution Channel

	Nine Months Ended December 31,		Inc / (Dec)	% Inc / (Dec)
	2003	2004
Country representatives (direct channels):
Number of representatives	58	59	1	2%
Number of clients	1,661	1,837	176	11%
Country representatives’ revenues	$399,932	$423,738	$23,806	6%
Percent of total revenues	89%	90%
Alternate sales channels:
Number of sales channel partners	32	33	1	3%
Number of sales channel partners’ clients	335	330	(5)	(1)%
Alternate sales channels’ revenues	$51,498	$48,941	$(2,557)	(5)%
Percent of total revenues	11%	10%

Revenues by Region

	Nine Months Ended December 31,				$ Inc / (Dec)	% Inc / (Dec)
	2003		2004
Americas	$126,553	28%	$152,928	32%	$26,375	21%
Europe, Middle East and Africa (EMEA)	261,711	58	252,955	54	(8,756)	(3)%
Asia Pacific	63,166	14	66,796	14	3,630	6%

Total revenues	$451,430	100%	$472,679	100%	$21,249	5%

Revenues

Revenues by Service—Revenues increased $21.2 million, or 5% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year primarily due to an increase in revenues from Consulting, Integration and Provisioning Services of $26.7 million, or 16% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. The increase is primarily attributable to an increase in our global connect services that enable our clients to access The World Network and use our Network Services. Revenues from Applications Services increased $0.6 million, or 2% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. These aggregate increases of $27.4 million were offset by aggregate decreases in revenues from Network Services and Other Communications Services of $6.1 million. Revenues from Network Services decreased $4.3 million, or 2% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. Intranet services, the largest component of Network Services revenues, decreased $9.5 million, or 5% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. The decrease in intranet services revenues is primarily attributable to the price erosion we experience as existing clients transition to our more cost effective solutions. The decrease in revenues from intranet services is partially offset by an increase in revenues from our remote access and internet services of $4.9 million, or 9% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year primarily due to sales from a relatively new channel. Revenues from Other Communications Services decreased $1.8 million, or 16% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year due to a continuing decline in our legacy platform revenues.

Consulting, Integration and Provisioning Services, which carry lower profit margins than our Network Services, have increased as a percentage of our total revenues in recent quarters, primarily due to the effects of price erosion on our Network Services revenues. We have enacted initiatives to reduce the costs of our Consulting, Integration and Provisioning Services revenues, and thereby increase our margins. However, should Consulting, Integration and Provisioning Services revenues continue to increase as a percentage of our total revenues, and if we are unsuccessful in improving our margins, our future operating results could be materially and adversely affected. Despite the impact that price erosion is expected to have on our Network Services revenues, we expect that Network Services revenues will continue to constitute the largest component of our revenue base going forward. We anticipate that our short-term future growth, if any, will come primarily from Consulting, Integration and Provisioning Services. We anticipate that our long-term future growth, if any, will come primarily from Network Services and Applications Services as we add new services designed to better serve our clients.

Revenues by Distribution Channel—Revenues from our country representatives increased $23.8 million, or 6% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year due to an increase in the number of our country representatives and their clients. The number of our country representatives increased to 59 as of December 31, 2004 from 58 as of December 31, 2003. The number of our country representatives’ clients increased to 1,837 as of December 31, 2004 from 1,661 as of December 31, 2003.

Revenues from our alternate sales channels decreased $2.6 million, or 5% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year due to a decrease in the number of our alternate sales channel partners’ clients. The number of our alternate sales channel partners increased to 33 as of December 31, 2004 from 32 as of December 31, 2003. The number of our alternate sales channel partners’ clients decreased to 330 as of December 31, 2004 from 335 clients as of December 31, 2003.

Revenues by Region—Revenues billed in the Americas region increased $26.4 million, or 21% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year due to our sales efforts in that region. Revenues billed in the EMEA region decreased $8.8 million, or 3% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. Revenues billed in the Asia Pacific region increased $3.6 million, or 6% in the nine months ended December 31, 2004 compared to the corresponding quarter of the prior fiscal year. Revenues from the Americas and Asia Pacific regions continue to demonstrate growth, while revenues from the EMEA region have remained relatively flat.

Expenses

Communication services costs decreased $12.5 million, or 18% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. The decrease is primarily due to a shift in revenues from non-consolidated country representatives to consolidated country representatives. We do not pay country representative compensation to consolidated country representatives, therefore the shift in revenues reduces our Communication services costs. Communication services costs as a percentage of total revenues were 15% and 12% in the nine months ended December 31, 2003 and 2004, respectively.

Integration and provisioning costs increased $20.0 million, or 13% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. The increase is primarily related to an increase in our global connect revenues, which are included in the Consulting, Integration and Provisioning Services category, and an increase in local access costs. Integration and provisioning costs as a percentage of total revenues were 35% and 38% in the nine months ended December 31, 2003 and 2004, respectively.

Bandwidth and related costs decreased $15.2 million, or 19% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. Lease expense, the largest component of bandwidth and related costs, decreased $16.5 million, or 29% in the nine months ended December 31, 2004 compared to the corresponding period of the prior year. The decrease is primarily due to successful negotiations for lower rates on our long-term leases and lower replacement costs. Bandwidth and related costs as a percentage of total revenues were 17% and 13% in the nine months ended December 31, 2003 and 2004, respectively.

Network operations expenses decreased $2.3 million, or 2% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. The decrease is primarily due to a reduction in project-related spending as part of our cost containment efforts and the implementation of more cost efficient solutions. Network operations expenses as a percentage of total revenues were 21% and 19% in the nine months ended December 31, 2003 and 2004.

Selling, general and administrative expenses increased $15.1 million, or 14% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. During the three months ended December 31, 2004, we paid $4.5 million to our CEO in connection with a modification of his employment agreement with us. Expenses for outside legal and consulting services increased $7.0 million in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year primarily due to activities related to the proposed business combination and consulting expenses related to our compliance with the Sarbanes-Oxley Act. Sales personnel-related expenses increased $6.1 million, or 11% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year due to compensation and headcount increases. Marketing, product development and advertising expenses increased $9.1 million, or 71% in the nine months ended December 31, 2004, exclusive of $0.5 million of outside legal and consulting services discussed above, compared to the corresponding period of the prior fiscal year primarily due to outside advertising and headcount increases. Partially offsetting these increases is a $6.2 million decrease in stock-related compensation charges, as we no longer incur charges related to our SARs Plan or our 1998 Stock Option Plan. In addition, during the third quarter of the prior fiscal year, we recorded a $5.0 million expense towards the settlement of a class action lawsuit that was subsequently approved on July 26, 2004. Selling, general and administrative expenses as a percentage of total revenues were 24% and 27% during the nine months ended December 31, 2003 and 2004, respectively.

Operating Loss decreased $16.2 million, or 27% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year due to the factors described above.

Total other income, net decreased $1.5 million, or 36% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. The decrease is primarily due to a $0.6 million expense recorded in the third quarter of the current fiscal year related to interest on sales tax exposures. In addition, the gain on sales of marketable securities decreased $0.6 million in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes increased $1.4 million in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year.

Net Loss decreased $12.9 million, or 23% in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year due to the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities in the nine months ended December 31, 2004 was $48.5 million compared to $32.8 million in the nine months ended December 31, 2003. Depreciation and amortization increased $7.0 million in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year due to our continuing build-out of The World Network. Accounts receivable, net provided a source of cash of $29.7 million in the nine months ended December 31, 2004 compared to $4.3 million in the nine months ended December 31, 2003. During the nine months ended December 31, 2004, we received significant payments resulting in a reduction of past due accounts receivable. We used cash to reduce our accounts payable by $16.4 million in the nine months ended December 31, 2004 compared to $2.4 million in the nine months ended December 31, 2003. During the nine months ended December 31, 2004, we made significant cash payments related to capital purchases accrued in the fourth quarter of the prior fiscal year. Net cash used in investing activities in the nine months ended December 31, 2004 was $28.0 million compared to $37.2 million in the nine months ended December 31, 2003. The decrease is primarily due to a $5.1 million decrease in purchases of property, equipment and communication lines and a $7.7 million increase in net proceeds from securities available-for-sale, offset by a $2.9 million decrease in proceeds from sale of property, equipment and communication lines in the nine months ended December 31, 2004 compared to the corresponding period of the prior fiscal year. Net cash provided by financing activities in the nine months ended December 31, 2004 was $8.5 million compared to net cash used of $7.3 million in the nine months ended December 31, 2003. The fluctuation was primarily the result of $7.5 million of collections of notes receivable from issuance of common stock during the nine months ended December 31, 2004 and $6.2 million of treasury stock purchases made during the nine months ended December 31, 2003. Our stock repurchase program ended in November 2003. The cash flow activity in the nine months ended December 31, 2004 is not necessarily indicative of future periods’ cash flow activity.

As of December 31, 2004, we had cash and cash equivalents of $168.6 million, short-term investments of $238.4 million, working capital of $406.6 million and total assets of $1,007.1 million. This compares to cash and cash equivalents of $137.1 million, short-term investments of $256.5 million, working capital of $404.1 million and total assets of $1,058.3 million as of March 31, 2004.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to satisfy anticipated cash requirements for the foreseeable future. We expect capital expenditures for fiscal year 2005 to approximate $44 million. In the nine months ended December 31, 2004, we have used cash and cash equivalents of $36.9 million for capital expenditures. Although we do not expect to at this time, it may be necessary for us to increase capital expenditures to replace purchased bandwidth acquired from service providers who may be unable to provide an acceptable level of service.

Commitments and Contingencies

There were no material changes to our commitments as reported on our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

New Accounting Pronouncements

Refer to Item 1, Note 2 to the consolidated financial statements for new accounting pronouncements.

Proposed Business Combination

On November 8, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with British Telecommunications plc (the operating subsidiary of BT Group plc) and Blue Acquisition Corp., a wholly owned subsidiary of British Telecommunications plc. The Merger Agreement provides for the merger of Blue Acquisition Corp. into us, such that upon satisfaction of the conditions set forth in the Merger Agreement, we will become a wholly owned subsidiary of BT Group plc. Under the Merger Agreement, each issued and outstanding share of our Class A common stock and Class B common stock, other than as provided in the Merger Agreement, will be converted into the right to receive $2.06 in cash, without interest. Completion of the merger is subject to the satisfaction of closing conditions including (i) approval by the holders of two-thirds of the voting power of our outstanding shares of Class A common stock and Class B common stock, voting together as a single class, (ii) approval by the holders of 95% of our Class A common stock and (iii) the receipt of required regulatory and other approvals, as well as other customary closing conditions.

We have received certain of the regulatory approvals required for the completion of the merger. On December 21, 2004, we received the approval of the United States Federal Trade Commission, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, regarding the merger. On January 25, 2005, the European Commission issued a press release announcing that the European Commission has approved the merger under the EU Merger Regulation. Completion of the merger remains subject to the receipt of other regulatory approvals, including the approval of the United States Federal Communications Commission for the transfer of certain of our licenses and authorizations. We have scheduled a special meeting of our stockholders to be held on February 23, 2005, for our stockholders to vote on the approval and adoption of the Merger Agreement.

Employment Agreement

We have agreed with José Collazo, our Chief Executive Officer, that upon the payment by us to Mr. Collazo of an amount equal to $4.5 million on or before November 30, 2004, Mr. Collazo’s current employment agreement would be modified. During the three months ended December 31, 2004, we paid a bonus of $4.5 million to Mr. Collazo, which has been included in selling, general and administrative expense in our consolidated statements of operations and comprehensive loss and accordingly modified Mr. Collazo’s employment agreement. As a result of this modification, the total value of separation payments and benefits payable under Mr. Collazo’s current employment contract in the event of Mr. Collazo’s termination without cause or for good reason will not exceed $8.0 million, reduced by the amount of the $4.5 million payment.

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

As of December 31, 2004, we were primarily exposed to the following currencies: the euro, the British pound and the Australian dollar. Based upon a hypothetical ten-percent weakening or strengthening of the U.S. dollar across all currencies, the potential gains or losses in future earnings due to foreign currency exposures would have been approximately $0.4 million as of that date.

Interest Rate Risk

We currently maintain an investment portfolio of investment grade marketable securities. According to our investment policy, we may invest in taxable instruments including U.S. Treasury bills, obligations issued by government agencies, certificates of deposit, commercial paper, master notes, corporate notes and asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale, and recorded in the balance sheet at fair value. Fluctuations in fair value attributable to changes in interest rates are reported as a separate component of stockholders’ equity. We do not use derivative instruments to hedge our investment portfolio. Based on a hypothetical one-percentage-point increase or decrease in interest rates, interest income would have increased or decreased, respectively, by approximately $2.6 million during the nine months ended December 31, 2004.

As of December 31, 2004, we had no material long-term debt exposure.

The carrying amount, principal maturity and estimated fair value of our investment portfolio as of December 31, 2004 are as follows (dollars in thousands):

	Carrying Amount 2004	Maturity						Fair Value
		2005	2006	2007	2008	2009	Thereafter
Investments
Cash equivalents	$121,386	$—	$—	$—	$—	$—	$—	$121,386
Weighted average interest rate	2.29%	—	—	—	—	—	—	—
Short-term investments	$238,368	$22,081	$82,636	$67,806	$20,176	$10,428	$35,241	$238,368
Weighted average interest rate	3.10%	2.77%	3.04%	2.95%	3.24%	3.74%	3.48%	—

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Between November 8, 2004 and November 18, 2004, three purported class action lawsuits were filed in California Superior Court, County of Los Angeles, which have been consolidated as In re Infonet Services Corporation Shareholder Litigation, Lead Case No. BC324238, against us, our Board members John Allerton, Per-Eric Fylking, Yuzo Mori, Hanspeter Quadri, Timothy P. Hartman, Peter G. Hanelt, Bruce A. Beda, José Manuel Santero, Matthew J. O’Rourke, and Eric M. de Jong, and our Chairman, President and Chief Executive Officer, José A. Collazo. On behalf of a proposed class of holders of our Class B common stock, plaintiffs allege that the defendants breached their fiduciary duties to our stockholders by approving the merger agreement with British Telecommunications plc. Plaintiffs seek relief including an injunction preventing the consummation of the proposed transaction, rescission of the proposed transaction to the extent already implemented, and reasonable costs and attorneys’ fees.

At this time, we do not believe that this lawsuit could reasonably be expected to have a material adverse effect on our business or financial condition, or our ability to complete the proposed transaction with British Telecommunications plc. It is possible, however, that future results of operations for any particular quarterly or annual period, or our ability to complete the proposed transaction with British Telecommunications plc, could be materially and adversely affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

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

INFONET SERVICES CORPORATION

/s/ AKBAR H. FIRDOSY
Akbar H. Firdosy Chief Financial Officer (Duly Authorized Officer)

Date: February 9, 2005

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger dated as of November 8, 2004 by and among British Telecommunications plc, Blue Acquisition Corp. and Infonet Services Corporation(1)

3.1	Restated Certificate of Incorporation(2)

3.2	Amended and Restated Bylaws(2)

3.3	Amended and Restated Bylaws, effective as of February 21, 2004(16)

9.1	Form of Amended and Restated Stockholders Agreement(2)

10.1(a)	Amended and Restated Infonet Services Corporation 1998 Stock Option Plan(3)

10.1(b)	Form of Incentive Stock Option Award Agreement(3)

10.1(c)	Form of Stock Option Award Agreement(3)

10.2	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Loan, Security and Pledge Agreement(4)

10.2(a)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Amendment to Loan, Security and Pledge Agreement(4)

10.2(b)	Form of Infonet Services Corporation 1998 Employee Stock Purchase Plan Second Amendment to Loan, Security and Pledge Agreement(5)

10.3	Infonet Services Corporation Amended and Restated 1999 Stock Option Plan (Amended and Restated as of August 15, 2002); Form of Infonet Services Corporation Stock Option Award Agreement (Amended and Restated as of August 15, 2002)(6)

10.3(a)	Form of Infonet Services Corporation Incentive Stock Option Award Agreement(4)

10.4	Infonet Services Corporation Deferred Income Plan (Amended and Restated Effective January 1, 2000)(4)

10.4(a)	Amendment to Infonet Services Corporation Deferred Income Plan(16)

10.6	Infonet Services Corporation Supplemental Executive Retirement Plan (Amended and Restated Effective October 1, 2000)(7)

10.6(a)	Amendment to Infonet Services Corporation Supplemental Executive Retirement Plan(16)

10.8	Executive Employment Agreement of José A. Collazo, dated April 24, 2001(8)

10.8(a)	First Amendment to Executive Employment Agreement of José A. Collazo, dated May 7, 2004(17)

10.17	Executive Employment Agreement of Akbar H. Firdosy, dated April 24, 2001(8)

10.18	Infonet Services Corporation 2000 Omnibus Stock Plan(9)

10.18(a)	Amendment No. 1 to Infonet Services Corporation 2000 Omnibus Stock Plan(3)

10.18(b)	Amendment No. 2 to Infonet Services Corporation 2000 Omnibus Stock Plan(10)

10.18(c)	Infonet Services Corporation 2000 Omnibus Stock Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(4)

10.18(d)	Infonet Services Corporation 2000 Omnibus Stock Plan Incentive Stock Option Award Agreement for Officers, Directors and Senior Employees(6)

10.19	Infonet Services Corporation 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of January 1, 2004)(14)

Number	Description
10.20	Executive Employment Agreement of Paul A. Galleberg, dated April 24, 2001(8)

10.23	Secured Demand Promissory Note between Thomas E. Whidden Ttee & Linda L. Whidden Ttee, U/A dtd 11/7/97 by Whidden Trust, a trust, and Infonet Services Corporation(11)

10.26	Infonet Services Corporation Senior Executive Supplemental Benefits Plan(12)

10.27	AUCS Termination and Transition Agreement, dated as of September 30, 2002(6)

10.28	Incentive Payment Agreement, dated as of March 14, 2003(13)

10.28(a)	Incentive Payment Settlement Agreement, dated as of March 29, 2004(17)

10.29	Infonet Services Corporation 2003 Incentive Award Plan(14)

10.29(a)	Infonet Services Corporation 2003 Incentive Award Plan Incentive Stock Option Award Agreement for Officers and Senior Employees(15)

10.29(b)	Infonet Services Corporation 2003 Incentive Award Plan Non-qualified Stock Option Award Agreement for Officers, Directors And Senior Employees(15)

10.29(c)	Amendment No. 1 to Infonet Services Corporation 2003 Incentive Award Plan, effective as of February 24, 2004(17)

10.29(d)	Form of Infonet Services Corporation 2003 Incentive Award Plan Restricted Stock Agreement(17)

10.30	Form of Indemnification Agreement of Directors*(15)

10.31	Form of Indemnification Agreement for Senior Executives#(15)

10.32	Infonet Services Corporation CEO Incentive Bonus Plan(17)

10.33	Letter Agreement between BT Group plc and Infonet Services Corporation, dated as of August 19, 2004(18)

10.34	Letter Agreement from José A. Collazo to Infonet Services Corporation, dated as of November 8, 2004(1)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) of Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer required under 18 U.S.C §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Agreements have been executed by Infonet Services Corporation and each of John Allerton, Bruce Beda, José Collazo, Eric de Jong, Per-Eric Fylking, Peter Hanelt, Timothy Hartman, Yuzo Mori, Matthew O’Rourke, Hanspeter Quadri, and José Manuel Santero.
#	Agreements have been executed by Infonet Services Corporation and each of Akbar Firdosy, Paul Galleberg, and Peter Sweers.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on November 9, 2004.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-88799) as amended, that was declared effective on December 15, 1999.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 29, 2000.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2001.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 28, 2001.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2002.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 27, 2002.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2001.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2000 Annual Stockholders Meeting filed with the Commission on July 28, 2000.
(10)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2001 Annual Stockholders Meeting filed with the Commission on July 9, 2001.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 30, 2001.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 29, 2002.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 28, 2003.
(14)	Incorporated by reference to the Registrant’s definitive proxy statement for the 2003 Annual Stockholders Meeting filed with the Commission on July 7, 2003.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 26, 2003
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 26, 2003.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ended April 2, 2004.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2004